Form 10KSB
period 2002-12-31
ABERDEEN IDAHO MINING CO
filed 2003-03-17
CIK 1853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

____

to

____

Commission file number 0-50048

ABERDEEN IDAHO MINING COMPANY

(Name of small business issuer in its charter)

Idaho

82-6008492

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

601 W. Main Ave., Suite 1017, Spokane, WA

99201

(Address of principal executive offices)

(Zip code)

Issuer’s telephone number, including area code:  (509) 462-0315

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.10 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes

XX

No

X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the average bid and ask price on February 21, 2003, as reported by the Over the Counter “Pink Sheets” was $140,698.

At February 21, 2003, the registrant had 9,866,500 outstanding shares of $0.10 par value common stock.

TABLE OF CONTENTS

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2.

DESCRIPTION OF PROPERTIES

5

ITEM 3.

LEGAL PROCEEDINGS

6

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

6

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

6

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATIONS

6

ITEM 7.

FINANCIAL STATEMENTS

7

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

19

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

ACT

19

ITEM 10.

EXECUTIVE COMPENSATION

20

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

20

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

21

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

21

ITEM 14.

CONTROLS AND PROCEDURES

21

SIGNATURES

22

CERTIFICATIONS

23

PART I

Item 1.  Description of Business

General

Matters discussed in this document may constitute forward-looking statements.  The Private Securities Litigation Reform Act of 1995 provides safe harbor protections for forward-looking statements in order to encourage companies to provide prospective information about their businesses.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.

Aberdeen Idaho Mining Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management’s discussion and analysis or plan of operations and elsewhere in this report.  Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.   Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report.

History

Aberdeen Idaho Mining Company (the “Company”) was incorporated on April 26, 1946, under the laws of the State of Idaho.  The Company was organized to explore for, acquire and develop mineral properties in the State of Idaho.  The initial and subsequent efforts in the acquisition, exploration and development of potentially viable and commercial mineral properties were unsuccessful.  During the past several years the Company’s activities have been confined to annual assessment and maintenance work on its Idaho mineral properties and other general and administrative functions.  At the date hereof, the Company owns no mineral interests, rights or claims and has no active business operations.

In June 2002, the Board of Directors of the Company elected to commence implementation of the Company’s principal business purpose, described below under “Item 2, Management’s Discussion and Analysis or Plan of Operation” and to proceed with filing a Form 10-SB to register under the Exchange Act of 1934 (the “Exchange Act”).  At this time the Company’s business plan is to locate and consummate a merger or acquisition with a private entity.

Risk Factors

The Company's business is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern

The Company's financial statements for the years ended December 31, 2002 and 2001, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred significant operating losses that raise substantial doubt about its ability to continue as a going concern.

No Revenue and Minimal Assets

The Company has had no revenues or earnings from operations.  The Company has no significant assets or financial resources.  The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity.  There is no assurance that we can identify such a business opportunity and consummate such a business combination.

Speculative Nature of Company’s Proposed Operations

The success of the Company’s proposed plan of operation will depend, to a great extent, on the operations, financial condition and management of the identified business opportunity.  While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria.  In the event that the Company completes a business combination, of which there can be no assurance, the success of operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company’s control.

Scarcity of and Competition for Business Opportunities and Combinations

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities.  A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us.  Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than Aberdeen Idaho Mining Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

Continued Management Control, Limited Time Availability

While seeking a business combination, management anticipates devoting up to twenty hours per month to the business of the Company.   The Company’s officers have not entered into written employment agreements with the Company and are not expected to do so in the foreseeable future.  The Company has not obtained key man life insurance on any of its officers or directors.  Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company’s business and its likelihood of continuing operations.

Conflicts of Interest – General

The Company’s officers and directors participate in other business ventures which compete directly with the Company.  Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company’s officers or directors are involved in the management of any firm with which the Company transacts business.

Lack of Market Research or Marketing Organization

The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company.  Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Probable Change in Control and Management

A business combination involving the issuance of the Company’s stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company.  The resulting change in control of the Company will likely result in removal of one or more present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Reduction of Percentage Share Ownership Following Business Combination

The Company’s primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of such private company.  The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and would most likely result in a change in control or management of the Company.

Requirement of Audited Financial Statements May Disqualify Business Opportunities

Management of the Company believes that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination.  One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

Employees

The Company has no paid employees.  None of the Company’s executive officers are employed by the Company.  Management services are provided on an “as needed” basis without compensation, generally less than five hours per week.  The Company has no oral or written contracts for services with any member of management.

There is no preliminary agreement or understanding existing or under contemplation by the Company (or any person acting on its behalf) concerning any aspect of the Company’s operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

Item 2. Description of Properties

The Company had no properties at December 31, 2002.  The Company presently operates out of the office of one of its shareholders, Terry Dunne.  The office space is provided rent free to the Company.

During the year ended December 31, 2001, and up until May 9, 2002, the Company’s mineral property consisted of an unpatented mining claim located in the Yreka Mining District in Shoshone County, Idaho.  During 2002, the Company sold its interests in its mineral property to a company controlled by a shareholder.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Over the Counter “Pink Sheets” and is traded under the symbol, “ABED.”  The following table sets forth the range of high and low closing sale prices for the Company’s common stock.  Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

2001

2002

High

Low

High

Low

First Quarter

.015

.01

.085

.05

Second Quarter

.03

.01

.05

.05

Third Quarter

.02

.01

.05

.05

Fourth Quarter

.04

.01

.10

.03

The approximate number of record holders of common stock at February 21, 2003 is 564.

No dividends have been paid or declared by the Company during the last five years; and the Company does not anticipate paying dividends on its common stock in the foreseeable future.  Instead, the Company expects to retain its earnings for the operation and expansion of its business.

Item 6.

Management’s Discussion and Analysis or Plan of Operations

General

Certain matters discussed are forward-looking statements that involve risks and uncertainties including changing market conditions and the regulatory environment and other risks. Actual results may differ materially from those projected. These forward-looking statements represent the Company’s judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Plan of Operations

The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.  The primary method the Company will use to find potential merger or acquisition candidates will be to run classified ads seeking companies, which are looking to merge with a public shell.  The Company has no recurring revenue from operating activities and plans to fund its future operations through additional sales of its common stock, although there can be no assurances the Company will be able to continue sell its common stock.

Management of the Company, while not especially experienced in matters relating to the new business of the Company, will rely primarily upon their own efforts to accomplish the business purposes of the Company.  It is not anticipated that any outside consultants or advisors, other than the Company’s legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein.

Plan of Operations Continued:

As of December 31, 2002, the Company had $49,920 in cash and $800 in accounts payable.  Management believes that the Company has adequate cash in order to pay all necessary expenses for 2003.  An estimate of 2003 expenses is as follows:  Legal $9,000; Accounting $10,000; Transfer agent $600; Shareholders’ meeting $2,800 and miscellaneous $500.  At this time management has no plans to issue additional shares of common stock for cash.

Item 7.

Financial Statements

 DECORIA,  MAICHEL & TEAGUE

  A PROFESSIONAL SERVICES FIRM

Report of Independent Certified Public Accountants

Board of Directors

Aberdeen Idaho Mining Company

We have audited the accompanying balance sheets of Aberdeen Idaho Mining Company (“the Company”) as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aberdeen Idaho Mining Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague P.S.

/s/: DeCoria, Maichel & Teague P.S.

Spokane, Washington

January 15, 2003

ABERDEEN IDAHO MINING COMPANY

TABLE OF CONTENTS

Page

Balance Sheets, December 31, 2002 and 2001

9

Statements of Operations for the years ended December 31, 2002 and 2001

10

Statements of Changes in Stockholders’ Equity (Deficit)

for the years ended December 31, 2002 and 2001

11

Statements of Cash Flows for the years ended December 31, 2002 and 2001

12

Notes to Financial Statements

13-18

Aberdeen Idaho Mining Company

Balance Sheets

December 31, 2002 and 2001

ASSETS

2002

2001

Current assets:

Cash

$        49,920

$                 9

Total assets

$        49,920

$                 9

LIABILITES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Related party payables

$

41,434

Accounts payable

$              800

                   0

Total liabilities

                800

41,434

Stockholders’ equity (deficit):

Common stock, $0.10 par value; 10,000,000

shares authorized, 9,866,500 and 6,866,500

shares issued and outstanding, respectively

986,650

686,650

Additional paid-in capital

(64,902)

119,490

Accumulated deficit

       (872,628)

       (847,565)

Total stockholders’ equity (deficit)

           49,120

         (41,425)

Total liabilities and stockholders’ equity (deficit)

$         49,920

$                 9

The accompanying notes are an integral part of these financial statements.

Aberdeen Idaho Mining Company

Statements of Operations

For the years ended December 31, 2002 and 2001

2002

2001

Operating expenses:

General and administrative expense

$

14,403

$

9,923

Legal expense

           11,182

               767

           25,585

          10,690

Other (income) expense:

Interest expense

2,665

Interest income

             (522)

                   0

             (522)

            2,665

Net loss

$         25,063

$         13,355

Net loss per common share

$              Nil

$               Nil

Weighted average common

shares outstanding-basic

      9,198,217

      6,866,500

The accompanying notes are an integral part of these financial statements.

Aberdeen Idaho Mining Company

Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2002 and 2001

Additional

Accumulated

Shares

Amount

Paid-in Capital

Deficit

Total

Balance, December 31, 2000

6,866,500

$

686,650

$

107,700

$

(834,210)

$

(39,860)

Net loss

(13,355)

(13,355)

Contributed services and accrued

interest forgiven

                    -

                    -

          11,790

                     -

          11,790

Balance, December 31, 2001

6,866,500

686,650

119,490

(847,565)

(41,425)

Issuance of common stock

for cash at $0.03 per share, net

of offering costs

3,000,000

300,000

(225,826)

74,174

Net loss

(25,063)

(25,063)

Related party payables forgiven

                    -

                    -

          41,434

                    -

          41,434

Balance, December 31, 2002

     9,866,500

$       986,650

$       (64,902)

$      (872,628)

$         49,120

The accompanying notes are an integral part of these financial statements.

Aberdeen Idaho Mining Company

Statements of Cash Flows

For the years ended December 31, 2002 and 2001

2002

2001

Cash flows from operating activities:

Net loss

$      (25,063)

$       (13,355)

Adjustment to reconcile net loss to net cash

used by operating activities:

Related party payables forgiven

41,434

Contributed services and accrued interest forgiven

11,790

Change in:

Accounts payable

800

Related party accounts payable

(41,434)

(10,000)

Accrued interest on related party advances

                    -

         (1,168)

Net cash used by operating activities

         (24,263)

       (12,733)

Cash flows from financing activities:

Proceeds from sale of common stock, net of

offering costs

74,174

Proceeds from related party advances

                    -

         12,000

Net cash provided by financing activities

           74,174

         12,000

Net change in cash

           49,911

             (733)

Cash, beginning of year

                    9

              742

Cash, end of year

$         49,920

$                9

Supplemental cash flow information:

Cash paid for interest

$         1,168

The accompanying notes are an integral part of these financial statements.

Aberdeen Idaho Mining Company

Notes to Financial Statements

1.

Description of Business

Aberdeen Idaho Mining Company ("the Company”) is an Idaho Corporation that was incorporated on April 26, 1947. The Company was organized to explore for, acquire and develop mineral properties in the State of Idaho. During the past several years the Company’s activities have been confined to annual assessment and maintenance work on its Idaho mineral properties and other general and administrative functions.

The Company has incurred losses since its inception and has no recurring source of revenue. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  Management's  plans  for  the  continuation  of  the  Company as a going concern include  financing  the  Company's  operations through sales of its unregistered common  stock and the eventual acquisition of an entity with profitable business operations. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

2.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. At December 31, 2002 and 2001, the Company had recorded no net deferred tax assets or liabilities and recognized no income tax provision as it had no taxable income for the years then ended.

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

Aberdeen Idaho Mining Company

Notes to Financial Statements, Continued:

2.

Summary of Significant Accounting Policies, Continued:

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of both classes of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common stock equivalents such as common shares issuable through stock options, warrants and other convertible securities. At December 31, 2002 and 2001, the Company had no outstanding common stock equivalents, and only basic EPS is reported for the years then ended.

Reclassifications

Certain reclassifications have been made to conform prior years' data to the current presentation.  These reclassifications had no effect on reported earnings.

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash, related party payables, and accrued interest thereon, approximated their fair values as of December 31, 2002 and 2001.

Environmental Matters

The Company has owned property interests on certain public lands in Idaho on which it has explored for commercial mineral deposits. The Company and its properties have been subject to a variety of federal and state regulations governing land use and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

Forgiveness of Amounts due Related Parties and Contributed Services

Amounts due related parties that are forgiven are accounted for by crediting the Company's paid-in capital accounts.  Contributed services are recorded at their fair value during the period of their contribution with an offsetting credit to the Company's paid-in capital accounts.

Aberdeen Idaho Mining Company

Notes to Financial Statements, Continued:

2.

Summary of Significant Accounting Policies, Continued:

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141").  SFAS No. 141 addresses financial accounting and reporting for business combinations.  SFAS No. 141 generally requires business combinations to be accounted for using the purchase method.  The pronouncement is effective for business combinations occurring after June 30, 2001.  Concurrent with the issuance of SFAS No. 141, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 sets forth financial accounting and reporting for acquired goodwill and other intangible assets.

  The provisions of SFAS No. 142 are effective December 31, 2001.  The Company has not had any business combinations in the periods reported on, does not have any recorded goodwill and does not anticipate that adoption of these pronouncements will result in any impact on its reported financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002.  The Company presently does not have any asset retirement obligations and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.  The provisions of SFAS No. 144 are generally effective for fiscal years beginning after December 15, 2001.  The Company will adopt SFAS no. 144 on January 1, 2002 and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The Company believes that the adoption of SFAS No. 145 will not have a material impact on its reported financial position or results of operations.

Aberdeen Idaho Mining Company

Notes to Financial Statements, Continued:

2.

Summary of Significant Accounting Policies, Continued:

New Accounting Pronouncements, Continued:

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company believes that the adoption of SFAS No. 146 will not have a material impact on its reported financial position or results of operations.

In August 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and FASB Interpretation No. 9, and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144, to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of SFAS No. 147 are generally effective October 1, 2002. The Company believes that the adoption of SFAS No. 147 will not have a material impact on its reported financial position or results of operations.

3.

Mineral Properties

During the year ended December 31, 2001, and up until May 9, 2002, (See Note 7), the Company’s mineral property consisted of an unpatented mining claim located in the Yreka Mining District in Shoshone County, Idaho.  In prior years, the Company believed it held claim to 16 other mining claims contiguous to its Yreka District property, but in 1999, the Bureau of Land Management ("BLM") notified the Company that its interest in these claims was null and void under the premise that the subject lands were never open to mineral entry.  Although the Company disagrees with the BLM’s decision and has vigorously contested it, no reversal of the BLM’s position has occurred to date.  In accordance with the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the Company reduced the carrying value of its mineral properties to zero during 1999.

In prior years, the Company held property interests in a group of mining claims located in Yreka Mining District in Shoshone County, Idaho, that included a mining property known as the Florence Mine. The Florence Mine is currently listed by the Environmental Protection Agency (EPA) as a potential source of mine-related contamination based on the presence of a waste rock dump, with the potential for erosion. The Company has no record of operating any mining operation at the Florence mine site and has not received any notification of a pending action or proceeding against the Company relating to environmental damages it may be responsible for.

Aberdeen Idaho Mining Company

Notes to Financial Statements, Continued:

3.

Mineral Properties, Continued:

However, in recent years, certain other companies involved in mining activities on neighboring locations have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and have entered into consent decrees with the Environmental Protection Agency and the state of Idaho, concerning environmental remediation obligations and damages to or loss of natural resources in the Coeur d' Alene River Basin. During 2002, management investigated the potential of the existence of a material liability to the Company resulting from all of its previously held mining properties, and determined that the existence of such is remote.

4.

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered.  A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.  The Company has not recorded an income tax provision for the years ended December 31, 2002 and 2001 as it has no taxable income.  The Company has a net operating loss carryforward for income tax purposes of approximately $25,000 and an associated deferred tax asset of approximately $8,500, at December 31, 2002, which will expire in 2022. The amount has been fully reserved for as management believes it is more likely than not that the deferred tax assets will not be utilized.

5.

Related Party Payables

Prior to 2002, the Company had advances and accounts payable due to related parties throughout much of its operating history. The related parties, to a large extent, have been business entities owned or controlled by H. F. Magnuson and his immediate family. H. F. Magnuson is a former officer and director of the Company, a shareholder of the Company and the father of John F. Magnuson, the Company’s former legal counsel.

At December 31, 2001, the Company’s related party payables were composed as follows:

Advances due H. F. Magnuson and Company

$

32,600

Accounts payable due H. F. Magnuson and Company

      8,834

$  41,434

The advances due H. F. Magnuson and Company accrued interest at 9% per annum with accrued amounts at year end paid in the succeeding year.  At December 31, 2001, H. F. Magnuson and Company forgave accrued interest of $2,665 relating to 2001 advances.  During 2002, H. F. Magnuson and Company forgave $41,434 of related party payables in connection with a sale of shares of the Company’s common stock held by H. F. Magnuson (see Note 7).

Aberdeen Idaho Mining Company

Notes to Financial Statements, Continued:

6.

Stockholders’ Equity (Deficit)

Common Stock

The Company has one class of non-assessable common stock. The common stock has a par value of $0.10 per share.  At December 31, 2002 and 2001, 9,866,500 and 6,866,500, respectively, of the 10,000,000 authorized shares were issued and outstanding.

Private Placement

In March of 2002, the Company offered shares of its common stock for sale, in a private placement, to certain accredited investors.  The offering, which was exempt from registration under the  Securities  Act of 1933 ("the Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D, resulted in the sale of 3,000,000 shares of the Company's unregistered common stock for $0.03 per share, or $90,000.  Net proceeds of $74,174 from the offering were used to fund general and administrative activities necessary to reestablish the Company's compliance with securities regulations and investigate potential business opportunities with other entities.

7.

Related Party Transactions

During 2002, the Company reimbursed a significant shareholder $7,857 for legal fees and other general and administrative costs paid by him on the Company's behalf.  In addition, during 2002, the Company paid an entity controlled by an officer and director of the Company $600 for stock quotation services.

During the year ended December 31, 2001, administrative and mineral property maintenance expenses totaling $10,209, were accrued or paid to H. F. Magnuson and Company. During the year ended December 31, 2001, H. F. Magnuson and Company contributed office services of $9,125 that were not charged to the Company and that were included in the Company's general and administrative expenses.

During 2001, the Company paid John F. Magnuson, son of H. F. Magnuson, $434 for legal services provided the Company.

On May 9, 2002, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Silver Eagle Mining Company (“Silver Eagle”), a company controlled by H. F. Magnuson. The Agreement provided for the sale of 100% of the Company’s interest in its Yreka District mining property for $1.00 and Silver Eagle’s agreement to indemnify and hold the Company harmless from any environmental or regulatory liabilities that may be related to the property.  The Agreement was pursuant to a stock purchase agreement between H. F. Magnuson and a small group of private investors, whereby the investors agreed to purchase 3,500,000 shares of the Company’s common stock held by Mr. Magnuson for $85,000. In connection with the sale of Mr. Magnuson’s common stock, H. F. Magnuson and Company agreed to forgive accounts and advances payable of $41,434.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance with

Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers are as follows:

The following information is provided with respect to each executive officer and director of the Company as of December 31, 2002.

Name

Age

Office with the Company

Martyn A. Powell

50

President and Director

Robert O’Brien

67

Secretary/Treasurer and Director

Dale B. Lavigne

72

Director

Dennis M. O’Brien

41

Director

James F. Etter

66

Director

Martyn A. Powell is our President and one of our directors.  For the past ten years, Mr. Powell has been employed as a Realtor in the greater Seattle area.  Mr. Powell is also the President and a Director of Missouri River and Gold Gem Corporation, an inactive public company.  Mr. Powell is also the Secretary/Treasurer of Quad Metals Corporation, and inactive public company.

Robert W. O’Brien is our Secretary/Treasurer and a Director of the Company.  Mr. O'Brien is also the President and a Director of Quad Metals Corporation, an inactive public company.  Mr. O’Brien had served as a Director and Secretary/Treasurer of Gold Bond Resources, Inc. for the past three years.  Mr. O’Brien resigned his position with Gold Bond Resources, inc. in January, 2003.  Mr. O’Brien graduated from Gonzaga University with a B.A. degree in Economics.  Since July 1996, Mr. O’Brien has been the sole owner and manager of the Spokane Quotation Bureau, LLC, a company that publishes stock quotations for companies traded over-the-counter.

Dale B. Lavigne is a Director of the Company.  Mr. Lavigne has been a director of Daybreak Mining Company ("Daybreak") a public company, for more than 30 years and has served as Daybreak’s President for more than 15 years.  Mr. Lavigne graduated from the University of Montana with a BS degree in Pharmacy.  For the past 47 years, Mr. Lavigne has been the Chairman and a Director of the Osburn Drug Company, Inc., a 4-store chain of drug stores in North Idaho.  Mr. Lavigne is also a Director and Officer of Metropolitan Mines, Inc., a reporting publicly-held, inactive mineral exploration company.  Mr. Lavigne is also a director and officer if various other public non-reporting, inactive mineral exploration companies.  Mr. Lavigne is the former Chairman of the First National Bank of North Idaho; a former member of the Gonzaga University Board of Regents; past President of the Silver Valley Economic Development Committee and a current member of the Governor’s Task Force on Rural Idaho.

Dennis O’Brien, a Certified Public Accountant, is a Director of the Company.  Mr. O’Brien is graduated from Northern Illinois University with a B.S. degree in accounting.  Since 1990 Mr. O’Brien has been employed by the H.F. Magnuson Company in Wallace, Idaho as an accountant.

James F. Etter is a Director of the Company.  Mr. Etter is graduated from Gonzaga University.  Mr. Etter has been retired for more than the past five years.

Item 10. Executive Compensation

No officer receives any compensation for services rendered to the Company.  Directors receive no annual compensation nor attendance fees for servicing in such capacity.

Item 11. Security Ownership of Certain Beneficial Owners and Management

A person who directly or indirectly has shares or voting power or investment power with respect to a security is considered a beneficial owner of the security.  Voting power is the power to vote or direct the voting of shares and investment power is the power to dispose of or direct the disposition of shares.  Shares as to which voting power or investment power may be acquired within 60 days are also considered as beneficially owned.

The following tables set forth certain information, as of February 21, 2003, regarding beneficial ownership of the Company’s stock by (1) each person who is known to the Company to own beneficially more than 5% of any class of the Company's voting stock, and (2) (a) each director and each nominee for the election as a director of the Company, and (b) all current directors and current executive officers of the Company as a group.

The information on beneficial ownership in the table and the footnotes thereto is based upon the Company's records and, in the case of holders of more than 5% of the Company's stock, the most recent Forms 3 and 4 filed by each such person or entity and information supplied to the Company by such person or entity.  Unless otherwise indicated, to the Company’s knowledge each person has sole voting power and sole investment power with respect to the shares shown.

Security Ownership of Certain Beneficial Owners

As of the close of business on February 21, 2003, based on information available to the Company, the following persons own beneficially more than 5% of any class of the outstanding voting securities of Aberdeen Idaho Mining Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class*
Common	Wayne Demeester 2805 220th PL NE Sammamish, WA 98074	1,077,279	10.9%
Common	John Richards 3601 N. 250 West Provo, UT 84604	974,265	9.9%
Common	Marty Powell 2024 105th Pl. SE Everett, WA 98208	938,336	9.5%
Common	Robert W. O’Brien 1511 S. Riegel Ct. Spokane, WA 99212	938,295	9.5%
Common	Terrence Dunne 601 W. Main Ave., Ste. 1017 Spokane, WA 99201	931,628	9.4%

*Percent of ownership is based upon 9,866,500 shares of common stock outstanding on February 21, 2003.

Security Ownership of Management as of February 21, 2003

The following table sets forth certain information as of February 21, 2003 regarding the number and percentage of shares of common stock of the Company beneficially owned by each director, each of the named executive officers and directors and officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class*
Common	Marty Powell 2024 105th Pl. SE Everett, WA 98208	938,336	9.5%
Common	Robert W. O’Brien 1511 S. Riegel Ct. Spokane, WA 99212	938,295	9.5%
Common	James F. Etter 5501 E. Broadway Spokane, WA 99212	375,000	3.8%
Common	Dale B. Lavigne P.O. Box A Osburn, ID 83849	55,000	0.6%
Common	Dennis O’Brien 413 Cedar St. Wallace, ID	20,000	0.2%
Common	Total of all officers And directors (5 individuals):	2,326,631	23.6%

*Based on 9,866,500 shares of Common Stock outstanding on February 21, 2003.

Item 12. Certain Relationships and Related Transactions

None

Item 13.  Exhibits and Reports on Form 8-K

Exhibit 99.1   Certification of Chief Executive Officer pursuant to Rule 906 of Sarbannes –Oxley Act

Exhibit 99.2   Certification of Principal Financial Officer pursuant to Rule 906 of Sarbannes –Oxley Act

Item 14.  Controls and Procedures

The Registrant's President and Principal Accounting Officer have evaluated the Registrant's disclosure controls and procedures within 90 days of the filing date of this annual report.  Based upon this evaluation, the Registrant's President and Principal Accounting Officer concluded that the Registrant's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Registrant's internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABERDEEN IDAHO MINING COMPANY

By:

/s/ Martyn A. Powell

Martyn A. Powell, its President and

Chief Executive Officer

Date:  February 28, 2003

By:

/s/ Robert O'Brien

Robert O'Brien, its

Principal Accounting Officer

Date:  February 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Robert O'Brien

Robert O'Brien

Secretary/Treasurer

Date:  February 28, 2003

By:

/s/ Martyn A. Powell

Martyn A. Powell

Director

Date:  February 28, 2003

By:

/s/ Dale B. Lavigne

Dale B. Lavigne

Director

Date:  February 28, 2003

By:

/s/ Dennis M. O’Brien

Dennis M. O’Brien

Director

Date:  February 28, 2003

By:

/s/ James F. Etter

James F. Etter

Director

Date:  February 28, 2003

Certification

I, Martyn A. Powell, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Aberdeen Idaho Mining Company.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this annual report.

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.

evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.

presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates’

5.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions);

a.

all significant deficiencies in the design or operations of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/Martyn A. Powell

Martyn A. Powell

President, and Chief Executive Officer

 Certification

I, Robert O'Brien, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Aberdeen Idaho Mining Company.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this annual report.

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.

evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.

presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates’

5.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions);

a.

all significant deficiencies in the design or operations of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/Robert O'Brien

Robert O'Brien

Principal Accounting Officer