Form 10QSB
period 2003-03-31
ABERDEEN IDAHO MINING CO
filed 2003-04-30
CIK 1853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 0-50048

ABERDEEN IDAHO MINING COMPANY

(Exact name of small business issuer as specified in its charter)

Idaho

82-6008492

(State or other jurisdiction of

(IRS Employer Identification Number)

incorporation or organization)

601 W. Main Ave., Suite 1017, Spokane, WA 99201

(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code: (509) 462-0315

Common Stock

Title of each class

Name and exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes [X]  No [  ]

At April 22, 2003, 9,866,500 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I

PAGE

ITEM 1.

Balance Sheets as of March 31, 2003

and December 31, 2002

3

Statements of Operations For the Three Month

Periods Ended March 31, 2003 and 2002

4

Statements of Cash Flows For the Three Month Periods

Ended March 31, 2003 and 2002

5

Notes to Financial Statements

6

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

7

ITEM 3.

Controls and Procedures

7

PART II

ITEM 1.

Legal Proceedings

8

ITEM 2.

Changes in Securities

8

ITEM 3.

Defaults Upon Senior Securities

8

ITEM 4.

Submission of Matters to a Vote of Security Holders

8

ITEM 5.

Other Information

8

ITEM 6.

Exhibits and Reports on Form 8-K

8

Signatures

9

Certifications

10

PART I.

ITEM 1:  FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2003

Aberdeen Idaho Mining Copmany

and December 31, 2002

ASSETS

	(Unaudited),
	March 31,	December 31,
	2003	2002
CURRENT ASSETS:
Cash	$41,824	$49,920

Total assets	$41,824	$49,920

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$800

Total liabilities	800

STOCKHOLDERS’ EQUITY:
Common stock; $0.10 par value; 10,000,000 shares authorized; 9,866,500 shares issued and outstanding	$986,650	986,650
Additional paid-in capital	(64,902)	(64,902)
Accumulated deficit	(879,924)	(872,628)
Total stockholders’ equity	41,824	49,120

Total liabilities and stockholders’ equity	$41,824	$49,920

The accompanying notes are an integral part of these financial statements.

Statements of Operations for the

Aberdeen Idaho Mining Company

Three Month Periods Ended

(Unaudited)

March 31, 2003 and 2002

		March 31,		March 31,
		2003		2002
OPERATING EXPENSES:
General and administrative expenses		$7,399		$253
Total operating expenses		7,399		253

OTHER (INCOME):
Interest income		(103)
Total other (income)		(103)

NET LOSS		$7,296		$253

NET LOSS PER COMMON SHARE	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING – BASIC		9,866,500		7,118,074

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows for the

Aberdeen Idaho Mining Company

Three Month Periods Ended

(Unaudited)

March 31, 2003 and 2002

	March 31,	March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,296)	$(253)
Change in:
Decrease in accounts payable	(800)
Net cash flows used by operating activities	(8,096)	(253)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscriptions payable, net		54,150
Loans from shareholder		4,250
Net cash proceeds from financial activities		58,400

NET INCREASE (DECREASE) IN CASH	(8,096)	58,147

CASH AT BEGINNING OF PERIOD	49,920	9

CASH AT END OF PERIOD	$41,824	$58,156

The accompanying notes are an integral part of these financial statements.

Aberdeen Idaho Mining Company

(Unaudited)                                                                           Notes to Financial Statements

1.

Basis of Presentation:

The financial statements of Aberdeen Idaho Mining Company included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Aberdeen Idaho Mining Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2002 included in the registrant’s filing of Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending December 31, 2003.

2.

Nature of Business and Plan of Operation:

The objectives of the Company are to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation. The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed by the Company’s independent accountants in their report on the Company’s December 31, 2002 financial statements.  The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

[The balance of this page left intentionally blank.]

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This report contains both historical and prospective statements concerning the Company and its operations.  Prospective statements (known as "forward-looking statements") may or may not prove true with the passage of time because of future risks and uncertainties.  The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements.

Results of Operations

For the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002

For the three months ended March 31, 2003, the Company had a net loss of $7,296 compared to a net loss of $253 during the comparable period of 2002.  The increase in the loss from the first quarter of 2002 to the first quarter of 2003 was primarily due to an increase in general and administrative expenses associated with the audit of the Company’s financial statements and the preparation and filing of Form 10-KSB with the Securities and Exchange Commission for the year ended December 31, 2002.

Financial Condition and Liquidity

During the three month period ended March 31, 2003, the Company used $8,096 of cash for operating activities, compared to $253 used for operating activities in the first quarter of 2002.  The Company has no recurring revenue from operating activities and has no plans to sell additional shares of common stock.  Management believes that the Company has sufficient cash to meet operating expenses for the remainder of 2003.

ITEM 3.

CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company’s president and principle financial officer believes the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.  There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

CHANGES IN SECURITIES

NONE

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY

HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aberdeen Idaho Mining Company

(Registrant)

By:  /s/  Martyn A. Powell

         April 29, 2003

Martyn A. Powell

Date

President and Chief Executive Officer

By:  /s/  Robert W. O’Brien

         April 29, 2003

Robert W. O’Brien

Date

Secretary/Treasurer, and

Principal Accounting Officer

Certifications

I, Martyn A. Powell certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Aberdeen Idaho Mining Company.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly  report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report.

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.

presented in this quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

a.

all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly  report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

/s/Martyn A. Powell

Martyn A. Powell

President, and Chief Executive Officer

Certifications

I, Robert W. O'Brien, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Aberdeen Idaho Mining Company.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly  report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report.

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.

presented in this quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

a.

all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

/s/Robert W. O'Brien

Robert W. O'Brien

Principal Accounting Officer