Form 10QSB
period 2003-06-30
ABERDEEN IDAHO MINING CO
filed 2003-08-05
CIK 1853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,2003

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

Yes [X]  No [  ]

             At July 25, 2003, 9,866,500 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I

            PAGE

ITEM 1.     Balance Sheets as of June 30, 2003

                   and December 31, 2002

3

                  Statements of Operations For the Three and Six Month

                  Periods Ended June 30, 2003 and 2002

4

                  Statements of Cash Flows For the Six Month Periods

                  Ended June 30, 2003 and 2002

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

8

                    Signatures

9

                    Certifications

10

PART I.

ITEM 1:  FINANCIAL STATEMENTS

                                                                                                   Balance Sheets as of June 30, 2003

Aberdeen Idaho Mining Company                                         and December 31, 2002

ASSETS

	(Unaudited),
	June 30,	December 31,
	2003	2002
CURRENT ASSETS:
Cash	$40,823	$49,920

Total assets	$40,823	$49,920

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$800

Total liabilities	800

STOCKHOLDERS’ EQUITY:
Common stock; $0.10 par value; 10,000,000 shares authorized; 9,866,500 shares issued and outstanding	$986,650	986,650
Additional paid-in capital	(64,902)	(64,902)
Accumulated deficit	(880,925)	(872,628)
Total stockholders’ equity	40,823	49,120

Total liabilities and stockholders’ equity	$40,823	$49,920

The accompanying notes are an integral part of these financial statements.

                                                                                         Statements of Operations for the

Aberdeen Idaho Mining Company                              Three and Six Month Periods Ended

(Unaudited)                                                                     June 30, 2003 and 2002

		June 30, 2003				June 30, 2002
		Three Months		Six Months		Three Months		Six Months
OPERATING EXPENSES:
General and administrative expenses		$1,100		$8,499		$6,540		$6,540
Total operating expenses		1,100		8,499		6,540		6,540

OTHER (INCOME):
Interest income		(99)		(202)		(90)		(90)
Total other (income)		(99)		(202)		(90)		(90)

NET LOSS		$1,001		$8,297		$6,450		$6,450

NET LOSS PER SHARE	$	Nil	$	Nil	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING – BASIC		9,866,500		9,866,500		8,511,370		9,801,047

The accompanying notes are an integral part of these financial statements.

                                                                                           Statements of Cash Flows for the

Aberdeen Idaho Mining Company                                 Six Month Periods Ended

(Unaudited)                                                                        June 30, 2003 and 2002

	June 30,	June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,297)	$(6,450)
Change in:
Accounts payable	(800)	933
Net cash used by operating activities	(9,097)	(46,951)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock, net		74,176
Net cash provided by financing activities		74,176

NET INCREASE (DECREASE) IN CASH	(9,097)	68,659

CASH AT BEGINNING OF PERIOD	49,920	9

CASH AT END OF PERIOD	$40,823	$68,668

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

Results of Operations

For the three month period ended June 30, 2003 compared to the three month period ended June 30, 2002

For the three months ended June 30, 2003, the Company had a net loss of $1,001 compared to a net loss of $6,450 during the comparable period of 2002.  The decrease in net loss from the second quarter of 2002 to the first quarter of 2003 was due to accounting fees associated with the Company's annual audit that occurred in the second quarter of 2002, compared to 2003 when the majority of the accounting fees occurred in the first quarter.

For the six month period ended June 30, 2003 compared to the six month period ended June 30, 2001

For the six month period ended June 30, 2003, the Company experienced a net loss of $8,297 compared to a net loss of $6,450 for the comparable period of 2002.  The increase in net loss was primarily due to increased fees associated with the preparation of the Company's financial statements and filings during the six month period ended June 30, 2003.

Financial Condition and Liquidity

During the six month period ended June 30, 2003, the Company used $9,097 of cash for its operating activities.  The Company has no recurring revenue from operating activities and management has no plans to sell additional shares of common stock.  Management believes that the Company has sufficient cash to meet operating expenses for the remainder of 2003.

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

         July 30, 2003

Martyn A. Powell

Date

President and Chief Executive Officer

By:  /s/  Robert W. O’Brien

         July 29, 2003

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

Date: July 30, 2003

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

Date: July 29, 2003

/s/Robert W. O'Brien

Robert W. O'Brien

Principal Accounting Officer