Form 10QSB
period 2003-09-30
ABERDEEN IDAHO MINING CO
filed 2003-10-21
CIK 1853

     OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

hours per response    32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-50048

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

Common Stock

Title of each class

Name and exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes [X]  No [  ]

At October 9, 2003, 9,866,500 shares of the registrant’s common stock were outstanding.

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I

PAGE

ITEM 1.

Balance Sheets as of September 30, 2003

and December 31, 2002

3

Statements of Operations For the Three and Nine Month

Periods Ended September 30, 2003 and 2002

4

Statements of Cash Flows For the Nine Month Periods

Ended September 30, 2003 and 2002

5

Notes to Financial Statements

6

ITEM 2.

Management’s Discussion and Analysis of Financial Condition or

Plan of Operation

7

ITEM 3.

Controls and Procedures

7

PART II

ITEM 1.

Legal Proceedings

8

ITEM 2.

Changes in Securities

8

ITEM 3.

Defaults Upon Senior Securities

8

ITEM 4.

Submission of Matters to a Vote of Security Holders

8

ITEM 5.

Other Information

8

ITEM 6.

Exhibits and Reports on Form 8-K

8

Signatures

9

Certifications

10

PART I.

ITEM 1:  FINANCIAL STATEMENTS

                                                                                                    Balance Sheets as of September 30, 2003

Aberdeen Idaho Mining Company                                                                       and December 31, 2002

ASSETS

	(Unaudited),
	September 30,	December 31,
	2003	2002
CURRENT ASSETS:
Cash	$36,777	$49,920

Total assets	$36,777	$49,920

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$800

Total liabilities	800

STOCKHOLDERS’ EQUITY:
Common stock; $0.10 par value; 10,000,000 shares authorized; 9,866,500 shares issued and outstanding	$986,650	986,650
Additional paid-in capital	(64,902)	(64,902)
Accumulated deficit	(884,971)	(872,628)
Total stockholders’ equity	36,777	49,120

Total liabilities and stockholders’ equity	$36,777	$49,920

The accompanying notes are an integral part of these financial statements.

                                                                                                                Statements of Operations for the

Aberdeen Idaho Mining Company                                            Three and Nine Month Periods Ended

(Unaudited)                                                                                                  September 30, 2003 and 2002

		September 30, 2003				September 30, 2002
		Three Months		Nine Months		Three Months		Nine Months
OPERATING EXPENSES:
General and administrative expenses		$4,133		$12,632		$12,569		$19,109
Total operating expenses		4,133		12,632		12,569		19,109

OTHER (INCOME):
Interest income		(87)		(289)		(266)		(356)
Total other (income)		(87)		(289)		(266)		(356)

NET LOSS		$4,046		$12,343		$12,303		$18,753

NET LOSS PER SHARE	$	Nil	$	Nil	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC		9,866,500		9,866,500		8,511,370		9,801,047

The accompanying notes are an integral part of these financial statements.

                                                                                                               Statements of Cash Flows for the

Aberdeen Idaho Mining Company                                                              Nine Month Periods Ended

(Unaudited)                                                                                                 September 30, 2003 and 2002

	September 30,	September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,343)	$(19,109)
Change in:
Accounts payable	(800)	1,425
Net cash used by operating activities	(13,143)	(17,684)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock, net		74,176
Net cash provided by financing activities		74,176

NET INCREASE (DECREASE) IN CASH	(13,143)	56,492

CASH AT BEGINNING OF PERIOD	49,920	9

CASH AT END OF PERIOD	$36,777	$56,501

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

Nature of Business:

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Plan of Operation

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

Financial Condition and Liquidity

During the nine month period ended September 30, 2003, the Company used $13,143 of cash for its operating activities.  The Company has no recurring revenue from operating activities and management has no plans to sell additional shares of common stock.  Management believes that the Company has sufficient cash to meet its operating expenses for the upcoming twelve month period.

ITEM 3.

CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company’s president and principal financial officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.  There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

[The balance of this page left intentionally blank.]

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

CHANGES IN SECURITIES

NONE

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)  Reports on Form 8K. – None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aberdeen Idaho Mining Company

(Registrant)

By:  /s/  Martyn A. Powell

         October 16, 2003

Martyn A. Powell

Date

President and Chief Executive Officer

By:  /s/  Robert W. O’Brien

         October 17, 2003

Robert W. O’Brien

Date

Secretary/Treasurer, and

Principal Accounting Officer

INDEX TO EXHIBITS	Page

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

10 11 12 13