Form 10KSB
period 2003-12-31
ABERDEEN IDAHO MINING CO
filed 2004-02-20
CIK 1853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period	to

Commission file number 0-50048

ABERDEEN MINING COMPANY

(Name of small business issuer in its charter)

Nevada	82-6008492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 W. Main Ave., Suite 1017, Spokane, WA	99201
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code:  (509) 462-0315

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask price on February 9, 2004, as reported by the Over the Counter Bulletin Board was $759,269.

At February 9, 2004, the registrant had 9,866,500 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2.

DESCRIPTION OF PROPERTIES

5

ITEM 3.

LEGAL PROCEEDINGS

6

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

6

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

6

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATIONS

7

ITEM 7.

FINANCIAL STATEMENTS

8

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

20

ITEM 8A

CONTROLS AND PROCEDURES

20

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

ACT

21

ITEM 10.

EXECUTIVE COMPENSATION

22

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

23

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

24

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

24

ITEM 14

PRINCIPAL ACCOUNTING FEES AND SERVICES

25

SIGNATURES

26

CERTIFICATIONS

34

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

Aberdeen Mining Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

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

In 2003, the Company merged into its wholly-owned Nevada subsidiary, and changed its corporate domicile from the State of Idaho to the State of Nevada. The name of the Company was also changed from Aberdeen Idaho Mining Company to Aberdeen Mining Company.

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

Risk Factors

The Company's business is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern

The Company's financial statements for the years ended December 31, 2003 and 2002, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred significant operating losses that raise substantial doubt about its ability to continue as a going concern.

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

Scarcity of and Competition for Business Opportunities and Combinations

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than Aberdeen Mining Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

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

Item 2. Description of Properties

The Company had no properties at December 31, 2003. The Company presently operates out of the office of one of its shareholders, Terry Dunne. The office space is provided rent free to the Company.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

On December 4, 2003, the Company held a shareholders’ meeting to merge the Company with its wholly Nevada owned subsidiary and elect five directors. In regard to the shareholders’ vote for the merger, the results were as follows:

Votes FOR the merger:	7,521,791
Votes AGAINST the merger:	3,250
Abstained:	2,650

The directors were elected by the following votes:

Martyn A. Powell	7,878,565
Robert W. O’Brien	7,875,065
Dale B. Lavigne	7,878,565
Dennis O’Brien	7,878,565
James F. Etter	7,878,065

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the Over the Counter Bulletin Board and is traded under the symbol, “ABED.” The following table sets forth the range of high and low closing sale prices for the Company’s common stock. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	2002		2003
	High	Low	High	Low
First Quarter	.085	.05	.04	.04
Second Quarter	.05	.05	.04	.04
Third Quarter	.05	.05	.04	.04
Fourth Quarter	.10	.03	.14	.06

The approximate number of record holders of common stock at February 9, 2004 is 548.

No dividends have been paid or declared by the Company during the last five years; and the Company does not anticipate paying dividends on its common stock in the foreseeable future. Instead, the Company expects to retain its earnings for the operation and expansion of its business.

There have been no sales of unregistered securities during 2003.

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

As of December 31, 2003, the Company had $33,640 in cash and $649 in accounts payable. Management believes that the Company has adequate cash in order to pay all necessary expenses for 2004. An estimate of 2004 expenses is as follows: Legal $7,000; Accounting $11,000; Transfer agent $600; Shareholders’ Meeting $2,800 and miscellaneous $500. At this time management has no plans to issue additional shares of common stock for cash.

[The balance of this page has been intentionally left blank.]

Item 7.  Financial Statements

DECORIA, MAICHEL & TEAGUE A PROFESSIONAL SERVICES FIRM

Report of Independent Certified Public Accountants

Board of Directors

Aberdeen Mining Company

We have audited the accompanying balance sheets of Aberdeen Mining Company (“the Company”) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aberdeen Mining Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague P.S.

/s/Decoria, Maichel & Teague P.S.

Spokane, Washington

January 12, 2004

ABERDEEN MINING COMPANY

TABLE OF CONTENTS

                                                                                                                                        Page

Balance Sheets, December 31, 2003 and 2002

10

Statements of Operations for the years ended December 31, 2003 and 2002

11

Statements of Changes in Stockholders' Equity

for the years ended December 31, 2003 and 2002

12

Statements of Cash Flows for the years ended December 31, 2003 and 2002

13

Notes to Financial Statements

14-20

Aberdeen Mining Company

Balance Sheets

December 31, 2003 and 2002

ASSETS

2003

2002

Current assets:

Cash

$

33,640

$

49,920

Prepaid expense

300

Total assets

$

33,940

$

49,920

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable

649

800

Total liabilities

649

800

Stockholders' equity:

Preferred stock, $0.001 par value; 100,000,000

shares authorized, none issued and outstanding

Common stock, $0.001 par value; 300,000,000

shares authorized, 9,866,500 shares issued and

outstanding at December 31, 2003

9,867

Common stock, $0.10 par value; 10,000,000

shares authorized, 9,866,500 shares issued and

outstanding at December 31, 2002

986,650

Additional paid-in capital (discount)

911,811

(64,902)

Accumulated deficit

(888,457)

(872,628)

Total stockholders' equity

33,291

49,120

Total liabilities and stockholders' equity

$

33,940

$

49,920

The accompanying notes are an integral part of these financial statements.

Aberdeen Mining Company

Statements of Operations

For the years ended December 31, 2003 and 2002

2003

2002

Operating expenses:

General and administrative expense

$

3,582

$

14,403

Legal and accounting expense

12,609

11,182

16,191

25,585

Other income:

Interest income

(362)

(522)

(362)

(522)

Net loss

$

15,829

$

25,063

Net loss per common share

$

Nil

$

Nil

Weighted average common

shares outstanding-basic

9,866,500

9,198,217

The accompanying notes are an integral part of these financial statements.

Aberdeen Mining Company

Statements of Changes in Stockholders' Equity

For the years ended December 31, 2003 and 2002

Additional

Paid-in Capital

Accumulated

Shares

Amount

(Discount)

Deficit

Total

Balance, December 31, 2001

6,866,500

$

686,650

$

119,490

$

(847,565)

$

(41,425)

Issuance of common stock

for cash at $0.03 per share, net

of offering costs

3,000,000

300,000

(225,826)

74,174

Net loss

(25,063)

(25,063)

Related party payables forgiven

41,434

41,434

Balance, December 31, 2002

9,866,500

986,650

(64,902)

(872,628)

49,120

Change in par value

(976,783)

976,783

Net loss

(15,829)

(15,829)

Balance, December 31, 2003

9,866,500

$

9,867

$

911,881

$

(888,457)

$

33,291

The accompanying notes are an integral part of these financial statements.

Aberdeen Mining Company

Statements of Cash Flows

For the years ended December 31, 2003 and 2002

2003

2002

Cash flows from operating activities:

Net loss

$

(15,829)

$

(25,063)

Adjustment to reconcile net loss to net cash

used by operating activities:

Related party payables forgiven

41,434

Change in:

Prepaid expense

(300)

Accounts payable

(151)

800

Related party accounts payable

(41,434)

Net cash used by operating activities

(16,280)

(24,263)

Cash flows from financing activities:

Proceeds from sale of common stock, net of

offering costs

74,174

Net cash provided by financing activities

74,174

Net change in cash

(16,280)

49,911

Cash, beginning of year

49,920

9

Cash, end of year

$

33,640

$

49,920

The accompanying notes are an integral part of these financial statements.

Aberdeen Mining Company

Notes to Financial Statements

1.

Description of Business

Aberdeen Mining Company ("the Company”) is a Nevada corporation, and the successor of Aberdeen Idaho Mining Company, an Idaho corporation that was incorporated on April 26, 1947. The Company was organized to explore for, acquire and develop mineral properties in the State of Idaho. During the past several years the Company’s activities have been confined to annual assessment and maintenance work on its Idaho mineral properties and other general and administrative functions.

In 2003, the Company merged into its wholly-owned Nevada subsidiary and changed its corporate domicile from the State of Idaho to the State of Nevada. Throughout this report reference to “the Company” may include the Idaho corporation prior to the merger and the Nevada corporation subsequent to the merger.

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

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. At December 31, 2003 and 2002, the Company had recorded no net deferred tax assets or liabilities and recognized no income tax provision as it had no taxable income for the years then ended.

Aberdeen Mining Company

Notes to Financial Statements

2.

Summary of Significant Accounting Policies, Continued:

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of both classes of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock equivalents such as common shares issuable through stock options, warrants and other convertible securities. At December 31, 2003 and 2002, the Company had no outstanding common stock equivalents, and only basic EPS is reported for the years then ended.

Reclassifications

Certain reclassifications have been made to conform prior year's data to the current presentation. These reclassifications had no effect on previously reported results.

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and accounts payable, approximated their fair values as of December 31, 2003 and 2002.

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

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 has no impact on the Company's financial statements.

Aberdeen Mining Company

Notes to Financial Statements

2.

Summary of Significant Accounting Policies, Continued:

New Accounting Pronouncements, Continued:

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  SFAS No. 146 has no impact on the Company's financial statements.

In August 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and FASB Interpretation No. 9, and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144, to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of SFAS No. 147 are generally effective October 1, 2002.  SFAS No. 147 has no impact of the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." SFAS No. 147 has no impact on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 has no material effect on the Company's financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 will not have an impact upon initial adoption and is not expected to have a material impact on the Company's results of operations, financial position and cash flows.

Aberdeen Mining Company

Notes to Financial Statements

2.

Summary of Significant Accounting Policies, Continued:

New Accounting Pronouncements, Continued:

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management does not intend to adopt the fair value accounting provisions of SFAS No. 123 and currently believes that the adoption of SFAS No. 148 will not have a material impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 will not have an impact upon initial adoption and is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS No. 150 become effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated the impact of SFAS No. 150 to determine the effect it may have on its results of operations, financial position or cash flows and has concluded that the adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

Aberdeen Mining Company

Notes to Financial Statements

3.

Merger

Pursuant to a Plan of Merger adopted by the Company’s board of directors on August 18, 2003, the Company merged with its wholly-owned subsidiary, Aberdeen Mining Company, a Nevada corporation. The merger was effected by a share-for-share exchange between the constituent corporations, and was subject to the approval of a majority vote of shareholders. On December 4, 2003, at an annual meeting of the shareholders, the merger was ratified and became effective upon the filing of the Articles of Merger with the states of Nevada and Idaho shortly thereafter.

4.

Mineral Properties

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

In prior years, the Company held property interests in a group of mining claims located in Yreka Mining District in Shoshone County, Idaho, that included a mining property known as the Florence Mine. The Florence Mine is currently listed by the Environmental Protection Agency as a potential source of mine-related contamination based on the presence of a waste rock dump, with the potential for erosion. The Company has no record of operating any mining operation at the Florence mine site and has not received any notification of a pending action or proceeding against the Company relating to environmental damages it may be responsible for.

However, in recent years, certain other companies involved in mining activities on neighboring locations have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and have entered into consent decrees with the Environmental Protection Agency and the state of Idaho, concerning environmental remediation obligations and damages to or loss of natural resources in the Coeur d' Alene River Basin. During 2002, management engaged an environmental consultant to investigate the potential of the existence of a material liability to the Company resulting from all of its previously held mining properties, and determined that the existence of such is remote.

Aberdeen Mining Company

Notes to Financial Statements

5.

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company has not recorded an income tax provision for the years ended December 31, 2003 and 2002 as it has no taxable income. The Company has net operating loss carryforwards for income tax purposes of approximately $40,000 and $25,000, and an associated deferred tax asset of approximately $13,600 and $8,500, at December 31, 2003 and 2002, respectively. The net operating loss carryforwards will expire through 2023. The deferred tax assets have been fully reserved for as management believes it is more likely than not that the deferred tax assets will not be utilized.

6.

Stockholders' Equity

Common Stock

At December 31, 2002, and years prior, the Company had one class of $0.10 par value common stock authorized and outstanding. During an annual meeting of shareholders held on December 4, 2003, a merger with the Company's wholly-owned Nevada subsidiary was ratified (see Note 3). Upon filing the Articles of Merger with the respective states, the merger became effective in December of 2003. The surviving corporation’s capitalization authorizes 300,000,000 shares of $0.001 par value common stock for issue. In addition, a class of $0.001 par value preferred stock is also authorized with 100,000,000 shares available for issue. At December 31, 2003, no shares of preferred stock had been issued or were outstanding.

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

7.

Related Party Transactions

During the years ended December 31, 2003 and 2002, the Company reimbursed a significant shareholder $163 and $7,857, respectively, for legal fees and other general and administrative costs paid by him on the Company's behalf. In addition, during the years ended December 31, 2003 and 2002, the Company paid an entity controlled by an officer and director of the Company $300 and $600, respectively, for stock quotation services.

Aberdeen Mining Company

Notes to Financial Statements

7.

Related Party Transactions, Continued:

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

Item 8A.  Controls and Procedures

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

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance with

Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers are as follows:

The following information is provided with respect to each executive officer and director of the Company as of December 31, 2003.

Name	Age	Office with the Company
Martyn A. Powell	51	President and Director
Robert O’Brien	68	Secretary/Treasurer and Director
Dale B. Lavigne	73	Director
Dennis M. O’Brien	42	Director
James F. Etter	67	Director

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

James F. Etter is a Director of the Company. Mr. Etter is graduated from Gonzaga University. Mr. Etter has been retired for more than the past six years.

Item 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance with

Section 16(a) of the Exchange Act (Continued):

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms which they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that, during and with respect to the fiscal year ended December 31, 2003, all officers and directors complied with applicable Section 16(a) filing requirements.

Audit Committee

At December 31, 2003, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company’s board of directors assumes the responsibilities that would normally be those of an audit committee. The Company plans to establish an audit committee during 2004.

Code Of Ethics

The Company has adopted a Code of Ethics that applies to the Company's executive officers. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at, Aberdeen Mining Company, 601 W. Main Ave., Suite 1017 Spokane, WA, 99201.

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

The following tables set forth certain information, as of February 9, 2004, regarding beneficial ownership of the Company’s stock by (1) each person who is known to the Company to own beneficially more than 5% of any class of the Company's voting stock, and (2) (a) each director and each nominee for the election as a director of the Company, and (b) all current directors and current executive officers of the Company as a group.

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

Security Ownership of Certain Beneficial Owners

As of the close of business on February 9, 2004, based on information available to the Company, the following persons own beneficially more than 5% of any class of the outstanding voting securities of Aberdeen Mining Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class*
Common	Wayne Demeester 2805 220th PL NE Sammamish, WA 98074	1,077,279	10.9%
Common	H.F. Magnuson & Co. P.O. Box 469 Wallace, ID 83873	1,039,239	10.5%
Common	John Richards 3601 N. 250 West Provo, UT 84604	974,265	9.9%
Common	Marty Powell 2024 105th Pl. SE Everett, WA 98208	938,336	9.5%
Common	Robert W. O’Brien 1511 S. Riegel Ct. Spokane, WA 99212	938,295	9.5%
Common	Terrence Dunne 601 W. Main Ave., Ste. 1017 Spokane, WA 99201	931,628	9.4%

*Percent of ownership is based upon 9,866,500 shares of common stock outstanding on February 9, 2004.

Security Ownership of Management as of February 9, 2004

The following table sets forth certain information as of February 9, 2004, regarding the number and percentage of shares of common stock of the Company beneficially owned by each director, each of the named executive officers and directors and officers as a group.

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

*Based on 9,866,500 shares of Common Stock outstanding on February 9, 2004.

Item 12. Certain Relationships and Related Transactions

None

Item 13.  Exhibits and Reports on Form 8-K

(14)	Code of Ethics
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31)(i) Certification of Martyn A. Powell
(31)(ii) Certification of Robert W. O’Brien
(32)	Section 1350 Certifications
(32)(i) Certification of Martyn A. Powell
(32)(ii) Certification of Robert W. O’Brien
(3)(i)	(3)(i) Articles of Incorporation Incorporated by reference to Form 10SB filed 10-24-2002 (ii) By Laws Incorporated by reference to Form 10SB

During the fourth quarter of 2003, no reports on Form 8-K were filed.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel & Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2003 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $9,500 and $8,000, respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance for 2003 and 2002 were $250 and $250, respectively.

All Other Fees

There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for products and services provided by DeCoria, Maichel & Teague P.S.

[The balance of this page has been intentionally left blank]

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABERDEEN MINING COMPANY

By:

/s/ Martyn A. Powell

Martyn A. Powell, its President and

Chief Executive Officer

Date:  February 17, 2004

By:

/s/ Robert O'Brien

Robert O'Brien, its

Principal Accounting Officer

Date:  February 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Robert O'Brien

Robert O'Brien

Secretary/Treasurer

Date:  February 17, 2004

By:

/s/ Martyn A. Powell

Martyn A. Powell

Director

Date:  February 17, 2004

By:

/s/ Dale B. Lavigne

Dale B. Lavigne

Director

Date:  February 17, 2004

By:

/s/ Dennis M. O’Brien

Dennis M. O’Brien

Director

Date:  February 17, 2004

By:

/s/ James F. Etter

James F. Etter

Director

Date:  February 17, 2004

INDEX TO EXHIBITS

Exhibit 14 – Code of Ethics

Exhibit 31 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

                      31.1 Certification of Martyn A. Powell

                      31.2 Certification of Robert W. O’Brien

Exhibit 32 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                     906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                      31.1 Certification of Martyn A. Powell

                      31.2 Certification of Robert W. O’Brien