Form 10QSB
period 2004-03-31
ABERDEEN IDAHO MINING CO
filed 2004-05-25
CIK 1853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-50048

ABERDEEN MINING COMPANY

(Exact name of small business issuer as specified in its charter)

Nevada	82-6008492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

18101 Von Karman Avenue, Suite 330

Irvine, California 92612

(Address of Principal Executive Offices)

(888) 798-8100

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)Yes [X] No [ ]  (2) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2004.

Common Stock, Par Value $0.001	98,746,350
Title of Class	Number of Shares Outstanding as of March 31, 2004

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	6
Controls and Procedures	7
Part II	7
Legal Proceedings	7
Changes in Securities	8
Defaults Upon Securities	8
Submission to a Vote	8
Other Information	8
Exhibits and Reports	8
Signatures	9

Exhibits

Index to Exhibits	10
Exhibits	11

Except as otherwise noted in this report, "Aberdeen Mining Company" the "Company," "we," "us" and "our" collectively refer to Aberdeen Mining Company.

ABERDEEN MING COMPANY

BALANCE SHEET (Unaudited)

March 31, 2004

PART I.

Financials
ASSETS
Current Assets
Cash and Cash Equivalents	$ 19,341
Total Current Assets	19,341

TOTAL ASSETS	$ 19,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$ 12,413
Total Current Liabilities	12,413

Stockholders' Deficit
Preferred stock, $0.001 par value; 100,000,000
shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000,000
shares authorized, 9,866,500 shares issued and outstanding	9,867
Paid-in Capital	911,881
Accumulated Deficit	(914,820)
Total Stockholders' Equity	6,928

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 19,341

See notes to interim unaudited financial statements

ABERDEEN MING COMPANY

STATEMENTS OF OPERATIONS (Unaudited)

March 31, 2004

For three months ended March 31,	2004	2003
Sales	$ -	$ -

Cost and Expenses
Cost of Goods Sold	-	-
Selling, General and Administrative Expenses	26,377	7,399
	26,377	7,399

Operating (loss)	(26,377)	(7,399)

Interest Income	44	103

Net (loss) before taxes	(26,333)	(7,296)

Provision for Income Taxes	30	-

Net (loss)	$ (26,363)	$ (7,296)

Net (loss) per share-Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Shares	9,866,500	9,866,500

See notes to interim unaudited financial statements

ABERDEEN MING COMPANY

STATEMENTS OF CASH FLOWS (Unaudited)

March 31, 2004

For three months ended March 31,	2004	2003
Cash Flow From Operating Activities
Net (loss)	$ (26,363)	$ (7,296)
Adjustments to reoncile net (loss) to net cash (used in)
operating activities:
Decrease in Prepaid Expense	300	-
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	11,764	(800)

Cash flows (used in) operating activities	(14,299)	(8,096)

Cash Flow From Investing Activities	-	-

Cash Flow From Financing Activities	-	-

Net (decrease) in cash and cash equivalents	(14,299)	(8,096)

Cash and cash equivalents, at beginning of period	33,640	49,920

Cash and cash equivalents, at end of period	$ 19,341	$ 41,824

See notes to interim unaudited financial statements

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business Aberdeen Mining Company ("the Company") is a Nevada corporation, and the successor of Aberdeen Idaho Mining Company, an Idaho corporation that was incorporated on April 26, 1947. The Company was organized to explore for, acquire and develop mineral properties in the State of Idaho. During the past several years the Company's activities have been confined to annual assessment and maintenance work on its Idaho mineral properties and other general and administrative functions. The Company has not generated any revenues.

Presentation of Interim Information: The financial information at March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The results for the three months ended March 31, 2004 may not be indicative of results for the year ending December 31, 2004 or any future periods.

Net Loss Per Share Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share due to the lack of dilutive items in the Company.

NOTE 2 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses of $914,820 since its inception and has no recurring source of revenue. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has not generated any revenues; accordingly, detailed information of the reportable segment is not presented.

NOTE 4 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	2004	2003
Numerator:
Net (Loss)	$ (26,363)	$ (7,296)
Denominator:
Weighted Average Number of Shares	9,866,500	9,866,500

Loss per share-Basic and Diluted	$ (0.00)	$ (0.00)

5

NOTE 5 - GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; and (ii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising our of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2004.

NOTE 6 - SUBSEQUENT EVENTS

Business Consulting

On April 20, 2004, the Company and NeoTactix entered into a Business Consulting Agreement pursuant to which NeoTactix agreed to provide certain business consulting services to the Company as specified in the Agreement. In exchange for such services, the Company agreed to issue 9,800,000 shares of the Company's common stock.

Asset Purchase

On May 11, 2004, Aberdeen Mining Company entered into an asset purchase agreement with Damon's Motorcycle Creations, Inc. ("Seller") to purchase all of the assets and liabilities of Seller in exchange for 88,879,850 shares of its common stock, which upon issuance will represent approximately 75% of the Company's issued and outstanding shares on a diluted basis.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Plan of Operations

Aberdeen Idaho Mining Company was incorporated on April 26, 1946, under the laws of the State of Idaho. We were organized to explore for, acquire and develop mineral properties in the State of Idaho. The initial and subsequent efforts in the acquisition, exploration and development of potentially viable and commercial mineral properties were unsuccessful. At the date hereof, we own no mineral interests, rights or claims and have no active business operations.

In 2003, we merged into our wholly-owned Nevada subsidiary, and changed our corporate domicile from the State of Idaho to the State of Nevada. Our corporate name was also changed from Aberdeen Idaho Mining Company to Aberdeen Mining Company.

During the three-month period ended March 31, 2004, we had no revenues or earnings from operations. At that time, our business purpose was to hold ourselves out as a candidate for a potential merger or acquisition.

On March 8, 2004, we acquired substantially all of the assets and liabilities of C&M Transportation, Inc., a Kansas corporation ("C&M"), pursuant to the terms of that certain Asset Purchase Agreement, dated February 26, 2004, by and among the Company, C&M and its sole shareholder, Velocity Holdings, Inc. (the "C&M Agreement"). Under the terms of the C&M Agreement, we acquired from C&M substantially all of C&M's assets (as defined in the C&M Agreement, the "Assets") in exchange for (i) the issuance and delivery to C&M of Eighty-Eight Million Eight Hundred Seventy-Nine Thousand Eight Hundred Fifty (88,879,850) shares of our common stock, $0.001 par value (the "Shares"), and (ii) the assumption by us of the assumed liabilities (as defined in the C&M Agreement, the "Assumed Liabilities").

Subsequent Events

Due to certain events that have occurred subsequent to the closing of transaction referenced in the C&M Agreement (the "C&M Transaction"), including the imposition of a tax lien by the Internal Revenue Service on certain of the assets and the refusal by First State Bank to further finance the activities of C&M, the parties to the C&M Agreement have agreed to unwind and rescind the C&M Transaction. The rescission was accomplished pursuant to the terms and conditions of that certain Rescission and Mutual Release Agreement, dated May 6, 2004, by and among the Company, C&M and Velocity (the "Rescission Agreement"). Under the terms of the Rescission Agreement, effective upon the date of execution, C&M returned all of the Shares to us and took back and assumed all of the Assumed Liabilities in exchange for our return of all of the Assets to C&M.

Shortly after the rescission of the C&M Transaction, on May 11, 2004, we acquired substantially all of the assets and liabilities of Damon's Motorcycle Creations, Inc., a California corporation ("Damon's"), a company specializing in customizing motorcycles. The transaction was completed pursuant to the terms of an Asset Purchase Agreement, dated May 11, 2004 (the "Asset Agreement"), by and among the Company, Damon's, and Damon's sole shareholders, Thomas Prewitt and Richard Perez (together, the "Shareholders").

Pursuant to the terms of the Asset Agreement, we issued 88,879,850 shares of our common stock (the "Common Shares") to Damon's as consideration for the transfer to us of substantially all of the assets and liabilities of Damon's. The 88,879,850 shares issued to Damon's will bear a restrictive legend, and represent approximately seventy-five percent (75%) of our issued and outstanding shares at the close of the transaction. As a result of the transaction, Damon's obtained control of the Company through its ownership of approximately seventy-five percent (75%) of the Company's outstanding stock. The Shareholders obtained indirect control of the Company through Damon's ownership of the Common Shares. No funds, loans or pledges of any kind were involved in the transaction. This was a stock-for-asset transaction.

In evaluating Damon's as a candidate for the proposed acquisition, our directors considered various factors such as Damon's historic financial performance, the anticipated potential for growth of the business of Damon's, and the perception of how the proposed business of Damon's will be viewed by the investment community. In evaluating the Company, it is believed that the directors, officers and shareholders of Damon's placed a primary emphasis on our status as a company without material liabilities, whose common stock was registered under Section 12(g) of the Securities Exchange Act of 1934, as amended.

Prior to the negotiation of the Asset Agreement, there was no relationship between the Company and Damon's, or their respective affiliates, directors or officers, or any associate of any such director or officer. Our current business plan is to continue, and to expand, the custom motorcycle development, manufacturing and marketing business using the assets we acquired from Damon's. We intend to amend our Articles of Incorporation to change our corporate name to "MotivNation, Inc.", a name that is more identifiable with the business of Damon's.

In addition, the Board has removed John Ohle from all officer positions previously held by him and elected the following persons to serve as the Company's officers, effective on May 11, 2004.

Thomas Prewitt          President

Richard Perez            Secretary

Jay Isco                     Interim Chief Financial Officer

ITEM 3. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)Changes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 31, 2004, the holders of a majority of our outstanding shares voted to approve the amendment of our Certificate of Incorporation to change our corporate name from "Aberdeen Mining Company" to "TransVentory, Inc." As a result of the rescission of the C&M Transaction, and the subsequent acquisition of substantially all of the assets and liabilities of Damon's, we no longer will go forward with our corporate name change to "TransVentory, Inc." but, instead, intend to change our name to "MotivNation," a name more identifiable with the business of Damon's.

ITEM 5. OTHER INFORMATION

This Report includes discussion regarding events occurring subsequent to the period covered by this Report. This discussion is included in Item 2 under the "Subsequent Events" subsection.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 31.1 - Certification by our President required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2 - Certification by our Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 - Certification by our President required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.1 - Certification by our Interim Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)  Reports on Form 8K.

On January 30, 2004, we announced in a Form 8-K filed with the Securities and Exchange Commission the completion of our merger with our wholly-owned subsidiary, Aberdeen Mining Company.

On March 15, 2004, we announced in a Form 8-K filed with the Securities and Exchange Commission the acquisition of substantially all of the assets and liabilities of C&M Transportation, Inc.

On May 13, 2004, we amended our Form 8-K filed on March 15, 2004 filed with the Securities and Exchange Commission the unwinding and rescission of the C&M acquisition. In that same Form 8-K/A, we announced the acquisition of substantially all of the assets and liabilities of Damon's Motorcycle Creations, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2004                                                                   Aberdeen Mining Company

                                                                                                    By: /s/ Thomas Prewitt

                                                                                                            Thomas Prewitt, President

INDEX TO EXHIBITS	Page

Exhibit 31.1 - Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2 - Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

11 12 13 14