Form 10QSB
period 2004-06-30
MotivNation, Inc.
filed 2004-08-18
CIK 1853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-50048

MOTIVNATION, INC.

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

(1)Yes [X] No [ ]  (2) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2004.

Common Stock, Par Value $0.001	118,346,350
Title of Class	Number of Shares Outstanding as of June 30, 2004

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	8
Controls and Procedures	17
Part II	17
Legal Proceedings	17
Changes in Securities	17
Defaults Upon Securities	18
Submission to a Vote	18
Other Information	18
Exhibits and Reports	18
Signatures	19

Exhibits

Index to Exhibits	10
Exhibits	11

Except as otherwise noted in this report, "MotivNation," the "Company," "we," "us" and "our" collectively refer to MotivNation, Inc.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

BALANCE SHEET (Unaudited)

June 30, 2004

ASSETS
Current Assets
Cash	$ 6,262
Accounts Receivable, net of allowance for bad debt of $10,393	15,442
Inventory	248,011
Total Current Assets	269,715

Property and Equipment, net of accumulated depreciation of $4,486	254,055

TOTAL ASSETS	$ 523,770
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$ 50,281
Customer Deposit	44,308
Notes Payable, Current Portion	856
Total Current Liabilities	95,445

Long-Term Debt	1,009

Total Liabilities	96,454

Stockholders' Equity
Preferred stock; $0.001 par value; 10,000,000 shares authorized; none issued and outstanding
Common stock, $0.001 par value;300,000,000 shares authorized;
118,346,350 shares issued and outstanding	118,347
Paid in Capital	6,834,500
Deferred Consulting Expenses	(6,468,000)
Accumulated Deficits	(57,531)
Total Stockholders' Equity	427,316

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 523,770

See notes to interim unaudited financial statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

	For three months ended		For six months ended
	June 30,		June 30,
	2004	2003	2004	2,003
Sales:
Sales - products	$ 18,643	$ 15,146	$ 94,752	$ 46,106
Sales - services	145,339	93,595	241,825	163,966
Total Sales	163,982	108,741	336,577	210,072

Cost of Sales
Cost of products	42,532	97,904	61,113	121,592
Cost of services	61,063	32,520	124,624	71,056
Total Costs of Sales	103,595	130,424	185,737	192,649

Gross Profit (Deficit)	60,387	(21,683)	150,840	17,423

Selling, general and administrative expenses	68,479	28,385	123,265	73,404

Operating income (loss)	(8,092)	(50,068)	27,575	(55,981)

Other income (expenses):
Interest and other income	2,851	-	2,851	-
Interest expense	(781)	(1,291)	(2,017)	(2,587)
Total other income (expenses)	2,070	(1,291)	834	(2,587)

Net income (loss) before income taxes	(6,022)	(51,359)	28,409	(58,568)

Provision for taxes	800	800	800	800

Net income (loss)	$ (6,822)	$ (52,159)	$ 27,609	$ (59,368)

Net income (loss) per share-basic and diluted	$ (0.00)	$ (0.01)	$ 0.00	$ (0.01)

Weighted Average Number of Shares	88,719,733	9,866,500	49,293,117	9,866,500

See notes to interim unaudited financial statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

STTEMENTS OF CASH FLOWS

For the six months ended June 30,	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (loss)	$ 27,609	$ (59,368)
Adjustments to reoncile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	410	719
(Increase) Decrease in:
Accounts Receivable	1,058	24,867
Inventory	10,031	-
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(3,006)	(10,536)
Customer Deposit	(30,194)	32,630
Net cash flows provided by (used in) operating activities	5,908	(11,688)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Cash overdraft	-	3,233
Payments on Notes Payable	(460)	(984)
Shareholders' Distribution	(10,800)	(3,713)
Net cash flows (used in) financing activities	(11,260)	(1,464)

NET (DECREASE) IN CASH	(5,352)	(13,152)

CASH AT BEGINNING OF PERIOD	11,615	13,152

CASH AT END OF PERIOD	$ 6,263	$ 0

Supplemental Disclosure of Cash Flow Information:
Interest Paid	2,017	2,587
Income Taxes Paid	800	800

Noncash Investing and Financing Activities:
Property and equipment adjustment	253,062	-
Issuance of common stocks for deferred consulting expenses	6,468,000	-

See notes to interim unaudited financial statements

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: MotivNation, Inc. (f/k/a Aberdeen Mining Company, "the Company") was incorporated on April 26, 1946, under the laws of the State of Idaho. The Company was organized to explore for, acquire and develop mineral properties in the State of Idaho. The initial and subsequent efforts in the acquisition, exploration and development of potentially viable and commercial mineral properties were unsuccessful. The Company has since ceased its mining business.

In 2003, the Company merged into its wholly-owned Nevada subsidiary, and changed its corporate domicile from the State of Idaho to the State of Nevada. The Company also changed its name from Aberdeen Idaho Mining Company to Aberdeen Mining Company.

On May 11, 2004, the Company completed a "reverse acquisition" transaction with Damon's Motorcycle Creations, Inc. ("DAMON"), from which the Company acquired substantially all the assets and assumed substantially all the liabilities of DAMON, in consideration for the issuance of a majority of the Company's shares of common stock. The reverse acquisition was completed pursuant to the Asset Purchase Agreement, dated as of May 11, 2004. Concurrent with the closing of the reverse acquisition, DAMON agreed to transfer 4,500,000 of the 88,879,850 shares it acquired from the Company to a creditor in exchange for the cancellation of the trade debt and as payment for ongoing consultant services by such creditor. For accounting purposes, DAMON is the acquirer in the reverse acquisition transaction, and consequently the assets and liabilities and the historical operations reflected in the financial statements are those of DAMON and are recorded at the historical cost basis of DAMON. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of DAMON. Since the reverse acquisition transaction is in substance a recapitalization of the Company and is not a business combination, pro forma information is not presented. Such pro forma statements of operations would be substantially identical to the historical statements of operations of the Company, which are presented in the accompanying statements of operations.

Following the acquisition, the Company changed its name to MotivNation, Inc. and shifted its emphasis in the business of customizing motorcycles and automobiles for individuals and performing custom parts and accessories for independent dealers and manufacturers. The Company provides a full range of services that cater to the custom motorcycle and automotive enthusiast, including the sale, manufacture and installation of custom-built motorcycle and auto parts and accessories, and the restoration, repair and servicing of motorcycles and custom automobiles. The Company also specializes in custom paint work for automotive parts, accessories and related apparel.

Presentation of Interim Information: The financial information at June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and with the historical financial statements of DAMON included in the 8-K report.

The results for the three and six months ended June 30, 2004 may not be indicative of results for the year ending December 31, 2004 or any future periods.

Net Loss Per Share Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share due to the lack of dilutive items in the Company.

NOTE 2 - BUSINESS ACQUISITION

Pursuant to terms of an Asset Purchase Agreement dated May 11, 2004, the Company acquired substantially all of the assets and liabilities of DAMON in consideration for the issuance of 88,879,850 shares to the shareholders of DAMON.

The acquisition is a reverse takeover transaction whereby DAMON is identified as the acquirer (accounting parent) of MotivNation, Inc. The purchase price of DAMON is assumed to be equal to its book value and no goodwill is recorded on the transaction. The amount ascribed to the shares issued to the shareholders of DAMON represents the net book value of MotivNation, Inc. at date of closing May 11, 2004.

Details of the net liabilities assumed at book value at the acquisition date are as follows:

Current assets	$ -
Less: Current liabilities	9,874
$ (9,874)

Supplemental Information for Aberdeen Mining Company:

Summary Balance Sheets

	May 11, 2004	December 31, 2003
Assets	$ -	$ 33,940
Liabilities	(9,874)	(649)

Net Assets (Liabilities)	$ (9,874)	$ 33,291

Stockholders' Equity

Stockholders' Equity (Deficit):	May 11, 2004	December 31, 2003
Preferred stock, $0.001 par value; 100,000,000 shares
authorized; none issued and outstanding	$ -	$ -
Common stock, $0.001 par value; 300,000,000 shares
authorized;9,866,500 shares issued and outstanding	9,867	9,867
Additional paid-in capital	911,881	911,881
Accumulated deficit	(931,622)	(888,457)

Total stockholders' equity (deficit)	$ (9,874)	$ 33,291

Summary Statements of Operations

	For the Period ended	For the Year Ended
	May 11, 2004	December 31, 2003
Revenue	$ 45	$ 362
General and administrative expenses	43,210	16,191

Net Loss for the Period	$ (43,165)	$ (15,829)

NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items at June 30, 2004:

Inventory
Paint materials	$ 173,395
Mechanical materials	15,493
Body shop materials	59,123
Total	$ 248,011
Accounts payable and accrued expenses
Accounts payable	$ 23,172
Accrued payroll and related taxes	5,806
Credit cards payable	19,445
Others	1,858
Total	$ 50,281

NOTE 4 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	For three months ended		For six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Net income (Loss)	$ (6,822)	$ (52,159)	$ 27,609	$ (59,368)
Denominator:
Weighted Average Number of Shares	88,719,733	9,866,500	49,293,117	9,866,500

Income (loss) per share-Basic and Diluted	$ (0.00)	$ (0.01)	$ 0.00	$ (0.01)

NOTE 5 - BUSINESS CONSULTING

On April 20, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which Neotactix agreed to provide certain business consulting services to the Company as specified in the Agreement. In exchange for such services, the Company agreed to issue 19,600,000 shares of the Company's common stock. The Company and NTX agree that the compensation shares issued the Company to affiliates of NTX shall be cancelled and returned to the Company if, prior to October 31, 2005, the Company has not achieved at least one of the following benchmarks:

  Gross revenues of the Company for a calendar month shall have reached at least of $15,000,000.

  EBITDA of the Company for a calendar month shall have reached at least $500,000.

  Total market capitalization of the Company, measured as the current stock price (or if there is no stock price, then the value determined on a going concern basis) on a particular date multiplied by the number of outstanding securities of the Company on a fully diluted basis, including all classes of shares and all classes of debt securities, including convertible debt securities, shall average $15,000,000 for a period of 30 consecutive days.

As of June 30, 2004, none of the above benchmarks has occurred. The services, valued at $6.47million, were deferred until the performances commit.

NOTE 6 - SEGMENT INFORMATION

Statements of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

NOTE 7 - MAJOR CUSTOMERS

For three months ended June 30, 2004 and 2003, a major customer comprised of $31,000 and $34,000 or 18.9% and 31.3%, respectively, of the Company's sales.

For six months ended June 30, 2004 and 2003, a major customer comprised of $95,000 and $91,000 or 28.2 % and 43.3%, respectively, of the Company's sales.

NOTE 8 -GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2004.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Disclaimer Regarding Forward Looking Statements

Certain statements contained in the following description of the business of MotivNation which are not statements of historical fact are what is known as "forward-looking statements," which are basically statements about the future, and which for that reason involve risk and uncertainty, since no one can accurately predict the future. Words such as "plans," "intends," "seeks," "anticipates," "expects," "goal, "hopes" and "objective" often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements of the plans and objectives of the Company's management with respect to its present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or to fail to successfully implement such plans or achieve such objectives, or to cause such present and future operations to fail to produce revenues, income or profits.

Overview

We were incorporated on April 26, 1946, under the laws of the State of Idaho. We were organized to explore for, acquire and develop mineral properties in the State of Idaho. The initial and subsequent efforts in the acquisition, exploration and development of potentially viable and commercial mineral properties were unsuccessful. We have since ceased our mining business.

In 2003, we merged into our wholly-owned Nevada subsidiary, and changed our corporate domicile from the State of Idaho to the State of Nevada. Our corporate name was also changed from Aberdeen Idaho Mining Company to Aberdeen Mining Company.

On March 8, 2004, pursuant to the terms of that certain Asset Purchase Agreement, dated February 26, 2004, by and among the Company, C&M Transportation, Inc., a Kansas corporation , or C&M, and its sole shareholder, Velocity Holdings, Inc., we acquired substantially all of the assets and liabilities of C&M in exchange for (i) the issuance and delivery to C&M of Eighty-Eight Million Eight Hundred Seventy-Nine Thousand Eight Hundred Fifty (88,879,850) shares of the Company's common stock, $0.001 par value, and (ii) the assumption by the Company of the assumed liabilities (as defined in the C&M Agreement). Due to certain events that have occurred subsequent to the closing of transaction referenced in the C&M Asset Purchase Agreement, including the imposition of a tax lien by the Internal Revenue Service on certain of the assets and the refusal by First State Bank to further finance the activities of C&M, the parties to the C&M Agreement have agreed to unwind and rescind the C&M transaction pursuant to the terms and conditions of that certain Rescission and Mutual Release Agreement, dated May 6, 2004, by and among the Company, C&M and its sole shareholder.

Shortly after the rescission of the C&M transaction, we acquired substantially all of the assets and liabilities of Damon's Motorcycle Creations, Inc., a California corporation, or Damon's. The transaction was completed pursuant to the terms of an Asset Purchase Agreement, dated May 11, 2004, by and among the Company, Damon's, and Damon's sole shareholders, Thomas Prewitt and Richard Perez. Pursuant to the terms of the asset agreement, we issued 88,879,850 shares of our common stock to Damon's and assumed substantially all of the liabilities of Damon's as consideration for the transfer to us of substantially all of the assets of Damon's. The shares issued in connection with the transaction will bear a restrictive legend, and represent a majority of our issued and outstanding shares at the close of the transaction. As a result of the transaction, Damon's obtained control of the Company through its ownership of a controlling interest of our outstanding stock. Thomas Prewitt and Richard Perez together obtained indirect control of the Company through Damon's ownership of the shares issued in the transaction.

On June 25, 2004, we changed our corporate name to "MotivNation, Inc.," a name that is more identifiable with our new line of business, by filing an amendment to our Articles of Incorporation with the Nevada Secretary of State.

Our Business

Following completion of the stock-for-asset transaction, we ceased our prior business operations, but intend to continue, and to expand, the business of Damon's using the assets we acquired from it. Damon's is in the business of customizing motorcycles and automobiles for individuals and performing custom parts and accessories for independent dealers and manufacturers. We provide a full-range of services that cater to the custom motorcycle and automotive enthusiast, including the sale, manufacture and installation of custom-built motorcycle and auto parts and accessories, and the restoration, repair and servicing of motorcycles and custom automobiles. We also specialize in custom paint work for both motorcycles and automobiles and are engaged in the retail sale of aftermarket motorcycle and automotive parts, accessories and related apparel.

Our target clients are in two categories. The first client category is that of the individual custom automotive enthusiast or collectors of the "one of a kind" custom motorcycle and auto creations. The second and primary market is local fabricators, custom shops, and Original Equipment Manufacturers. These customers buy materials, supplies, and finished parts for their work in serving, we believe, a growing market appetite for custom or modified automobile or motorcycles creations of their own. To this primary market, we plan to distribute several lines of materials and equipment as well as training through independent dealers and our own distribution infrastructure.

The services we provide vary based on the client type.

  Products and services provided to individual retail clients are sold directly to our retail clients and include restoration work, finish and paint for motorcycles and automobiles as well as signature paint and design applied to non automotive personal property.

  Products and services for independent dealers are sold directly to dealers and include custom and signature finish and design work on a dealer's own restoration or manufactured work. Dealer products and services also include consultative work in the preparation of signature paint blends, techniques and design advice related to the dealer's own project.

  Products and services for original equipment manufacturers include signature design and fabrication for manufactured parts and accessories which are part of a "designer" or "signature" series of products or design themes. These products and services are sold directly to the original equipment manufacturer.

Our manufacturing operations consist of in-house production of certain components and parts, assembly and finishing of components, painting and assembly of motorcycles and automobiles and conducting quality control, including performance testing of finished products under running conditions. The custom design, fabrication, finish and paint processes are moved into and out of each aspect of the manufacturing process. The company performs these operations in various locations as required by the process and plans to add or reduce manufacturing and operating floor space as require by the demands of the flow of business.

We obtain our supplies from national manufacturers and after market manufacturers of motorcycle and automotive parts, paints and supplies. These supplies are readily available and there is no dependency on any single supplier. We have no need for long term supply contacts since material and parts cost are not the most significant factor to the cost of our completed work for our clients.

Results of Operations

Quarter Ended June 30, 2004 Compared with Quarter Ended June 30, 2003

Revenues

We had total revenues of $163,982 and $108,741 for the three month period ended June 30, 2004, and 2003 respectively. The increase in revenue of $55,241was primarily due to the increased work related to our custom paint production for Kawasaki. The company will continue to focus on expanding its custom paint production with Kawasaki and additional large manufacturers. In addition, we have one major unrelated customer, Kawasaki, which represented approximately 18.9% of our total revenues for the three months ended June 30, 2004. Our dependence on this key customer means that the loss of this key customers or any reduction in its work orders would materially reduce our revenues. We expect that sales of our services to this key customer will continue to contribute materially to our revenues in the foreseeable future.

Cost of Sales

We incurred total costs of $103,595 and $130,424 for the three month period ended June 30, 2004, and 2003, respectively. The decrease in our cost of sales of $26,829 is primarily attributable to the increase in custom paint production. Our custom paint production parts are provided by the manufacturer, and we have fixed costs of paint materials and labor. As a result, our total cost of sales burden has decreased due to the cost of parts burden placed on the manufacturer.

Operating Expenses

Selling, general and administrative expenses for the three month period ended June 30, 2004 and 2003 were $68,479and $28,385, respectively. The increase in expenses of $40,094 was primarily attributable to higher rent and storage expense of approximately $14,000 resulting from the lease of additional expansion space as well as overall rent increases. In addition we incurred approximately $17,000 in accrued lawyer and audit expenses resulting from the asset purchase of Damon's Motorcycle Creations, Inc. Increases in accounting and tax service expenses, and telephone expenses of approximately $7,000 and $2,200, respectively, also contributed to the increase in our selling, general and administrative expenses. These increases were slightly offset from decreases in vehicle expenses of approximately $4,000.

Net Income

Our net loss for the three months ended June 30, 2004 was $6,022 as compared to a net loss of $52,159 for the comparative period in 2003. Our decrease in net loss is primarily attributed to the company's focus on custom paint production which has greater profit efficiency.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Revenues

We had total revenues of $336,577 and $210,072 for the six month period ended June 30, 2004, and 2003 respectively. The increase in revenue of $126,505 was primarily due to our increase in custom paint production for Kawasaki. In addition, we have one major unrelated customer, Kawasaki, which represented approximately 28.2% of our total revenues for the six months ended June 30, 2004. Our dependence on this key customer means that the loss of this key customers or any reduction in its work orders would materially reduce our revenues. We expect that sales of our services to this key customer will continue to contribute materially to our revenues in the foreseeable future.

Cost of Sales

We incurred total costs of $185,737 and $192,649 for the six month period ended June 30, 2004, and 2003 respectively. The decrease in our cost of sales of $6,912 was primarily attributable to the increase in custom paint production. Our custom paint production parts are provided by the manufacturer, and we have fixed costs of paint materials and labor. As a result, our total cost of sales has decreased due to the cost of parts burden placed on the manufacturer.

Operating Expenses

Selling, general and administrative expenses for the six month period ended June 30, 2004 and 2003 were $123,265 and $73,404, respectively. The increase in expenses of $49,861 was primarily attributable to a cumulative increase of approximately $22,500 in rent expense and rent storage due to greater amounts of parts and expansion. In addition added salary expense and payroll tax expense increased due to the increase workload from the custom paint production. In addition we incurred approximately $17,000 in accrued lawyer and audit expenses resulting from the asset purchase of Damon's Motorcycle Inc. Increases in accounting and tax services and telephone expenses of approximately $5,200 and $3,200, respectively, also contributed to our increases in operating expenses. These increases were slightly offset from decreases in vehicle expenses of approximately $3,700.

Net Income

Our net income for the six months ended June 30, 2004 was $28,409, as compared to a net loss of $58,568 for the comparative period in 2003. Our increase in net income is primarily attributed to company's focus on custom paint production and the greater profit efficiency resulting from that part of the business.

Liquidity and Capital Resources

Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable. At June 30, 2004, we had a working capital of $174,270, resulting primarily from the company's large stock of paint materials in inventory, and limiting our use of debt.

Net cash provided by operating activities was $5,908 for the second quarter of 2004 and resulted primarily from a decrease in customer deposits of $30,194, and an increase in inventory of $10,031.

Net cash provided in investing activities was zero for the second quarter of 2004.

Net cash from financing activities was a negative $11,260 for the second quarter of 2004 and resulted primarily from a shareholder distribution of $10,800.

Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability.  Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity.  These steps include increasing operating revenues over last year through the growth of the business, reducing costs by, among other things, bringing certain projects in-house through possible acquisitions, and making timely payments of our obligations, building our stock and debt sources to provide additional working capital, and continuing to review our business plan to assure we are moving the business forward in a cost-effective manner and continuing to examine the segments of our business that offer the most profitable opportunity for success and eliminating operations and practices which detract from our profitability. There can be no assurance that we will be successful in executing our plans to improve operations or obtain additional debt or equity financing.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Use of estimates: The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires our management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition: We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where the customer specifies final acceptance of the product, revenue is deferred until all acceptance criteria have been met. Service revenue is generally deferred and, in most cases, recognized when the services are performed and completed. Cash payments received in advance of product or service revenue are recorded as deferred revenue. No provisions were established for estimated product returns and allowances based on the Company's historical experience.

Allowance for Doubtful Accounts: We provide an allowance for doubtful accounts that is based upon our review of outstanding receivables, historical collection information, and existing economic conditions.

Cash Equivalents: For purposes of the statements of cash flows, we consider all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments: The carrying amounts of the financial instruments have been estimated by our management to approximate fair value.

Inventories: Raw materials inventories are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 3 to 7 years for office equipment, and 7 years for furniture and fixtures, and 10 years for machinery and tools.

Net Loss Per Common Share: The Company accounts for income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share due to the lack of dilutive items in the Company.

Risks and Uncertainties

Our business, and the value of our common stock, is affected by certain risks and uncertainties, some of which include the following:

We Have Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Operations.

Since our inception, we have not been profitable and we may not be profitable in the future. We may continue to incur losses on a quarterly or annual basis for a number of reasons, some within and others outside our control. (See "Our Limited Operating History Makes It Difficult To Forecast Our Future Results" and "We Are Subject to Price Volatility Due to Our Operations Materially Fluctuating.") No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

If We Are Unable To Secure Future Capital, We Will Be Unable To Continue Our Operations.

The growth of our business will require the commitment of substantial capital resources. We have not been profitable in our operations. If funds are not available from operations, we will need additional funds. We may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when we need them. Even if funds are available, the terms under which the funds are available to us may not be acceptable to us. Insufficient funds may require us to delay, reduce or eliminate some or all of our planned activities.

Our Independent Auditors Have Noted In Their Opinion That We Have Suffered Recurring Losses, Which Raises Substantial Doubt About Our Ability To Continue As A Going Concern.

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our financial statements for the year ended December 31, 2003 and the notes to our unaudited financial statements for the three months ended March 31, 2004, however, includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional debt and/or equity financing. There can be no assurances that these plans will be successful.

Our Limited Operating History Renders Makes It Difficult To Forecast Our Future Results.

  We had been a non-operating company for many years prior to the acquisition of Damon's. Therefore, we have a limited operating history and our business and prospects must be considered in light of the risks and uncertainties inherent in a development-stage venture, many of which are beyond our control, including:

  our ability to distribute, sell and market our services and products;

  our ability to develop and offer new services and products;

  the performance of our motorcycle and automotive products and accessories;

  the significant and ongoing funds needed to achieve our production, marketing and sales objectives;

  the appeal of our services and products to consumers;

  our ability to generate adequate revenue to support our operations;

  our ability to maintain positive cash flow resulting from extended periods of monetary responsibility in the form of labor for extensive custom works in progress;

  the loss or injury of our principal design or technical staff; and

  changes in environmental regulation and enforcement relating to our operations, including those governing VOC emissions.

We cannot provide assurances that our business strategy will be successful or that we will successfully address those risks and the risks described herein.

In addition, as a result of our limited operating history, our historical financial and operating information is of limited value in predicting our future operating results. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could force us to curtail or cease our business operations.

We Are Subject to Price Volatility Due to Our Operations Materially Fluctuating

As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may cause our quarterly results to fluctuate include, among others:

  our ability to retain existing customers;

  our ability to attract new customers at a steady rate;

  our ability to maintain customer satisfaction;

  the extent to which our products and services gain market acceptance;

  introductions of products and services by competitors;

  price competition in the markets in which we compete;

  our ability to attract, train, and retain skilled management,

  the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and

  general economic conditions and economic conditions specific to the aftermarket motorcycle and automotive parts, service and accessories industry.

We May Not Be Able To Compete Effectively In Markets Where Our Competitors Have More Resources

The motorcycle and automobile customization and accessories market is competitive and there are no substantial barriers to entry. We expect that competition will intensify and that new competitors may enter the market in the future. Increased competition may result in reduce profit margins on our products and services. In addition, many of our competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than us. We may not successfully compete in any market in which we conduct currently or in the future. The fact that we compete with established competitors who have substantially greater financial resources and longer operating histories than us, enables them to engage in substantial advertising and promotion and attract a greater number of customers and business than we currently attract. While this competition is already intense, if it increases, it could have an even greater adverse impact on our revenues and profitability.

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

Our success is heavily dependent on the efforts, abilities and continued active participation of Thomas Prewitt and Richard Perez, our President and Secretary, respectively, and the co-founders of Damon's. The loss of the services of these individuals, and other principal design or technical staff, would diminish our ability to deliver signature work that our clients desire and otherwise severely harm our business because of their irreplaceable skills and experience. We do not maintain "key person" life insurance on Mr. Prewitt or Mr. Perez. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff. There can be no assurance that we will be able to recruit or retain other qualified personnel, should it be necessary to do so.

We are subject to federal, state and local government regulations affecting motorcycle and automotive customization and restoration that may affect our operations.

Our business is subject to certain federal, state and local government regulations, including those of the Environmental Protection Agency ("EPA") and comparable state agencies that regulate emissions of Volatile Organic Compounds ("VOC") and other air contaminants, the Occupational Safety and Health Administration ("OSHA"), and regulations governing the disposal of oil, grease, tires, batteries and the prevention of pollution. Any changes in the laws or regulations imposed on us by these agencies could significantly increase our costs of doing business and could have a very negative effect on our business.

In particular, our business operations and facilities are subject to a number of federal, state and local environmental laws and regulations. These laws, regulations or the nature of our operations may require us to make significant additional capital expenditures to ensure compliance in the future. Our failure to comply with environmental laws could result in the termination of our operations, impositions of fines, or liabilities in excess of our capital resources.

Product liability claims could severely damage our business and we may have insufficient insurance coverage.

Given the nature of our products and services, we expect that we will be subject to potential product liability claims that could, in the absence of sufficient insurance coverage, have a material adverse impact on our business. There can be no assurance that our liability insurance coverage is adequate to cover all product liability claims. If such coverage is found to be insufficient, our business operations could be adversely affected.

Our Principal Stockholders Control Our Business Affairs In Which Case You Will Have Little Or No Participation In Our Business Affairs.

Currently, our principal stockholders, Thomas Prewitt and Richard Perez, own a controlling interest in our common stock. As a result, they will have significant influence over all matters requiring approval by our stockholders without the approval of minority stockholders. In addition, they will be able to elect all of the members of our Board of Directors, which will allow them to significantly control our affairs and management. They will also be able to affect most corporate matters requiring stockholder approval by written consent, without then need for a duly noticed and duly-held meeting of stockholders. As a result, they will have significant influence and control over all matters requiring approval by our stockholders. Accordingly, you will be limited in your ability to affect change in how we conduct our business.

Our Success Is Dependent Upon The Popularity Of Harley-Davidson Motorcycles.

Although our products and services are not limited to Harley-Davidson motorcycles, the success of our business is depended upon the popularity of Harley-Davidson motorcycles. There can be no assurance, however, that the current popularity of Harley-Davidson motorcycles will continue. If such popularity declines, our business operations may be adversely affected.

We do not own any patents or registered trademarks or trade names. Protecting our proprietary technology and other intellectual property may be costly and ineffective, and if we are unable to protect our intellectual property, we may not be able to compete effectively in our market.

Our business success will depend materially on our ability to protect our trademarks and trade names, to preserve our trade secrets, and to avoid infringing the proprietary rights of third parties. In general, our proprietary rights will be protected only to the extent that protection is available and to the extent we have the financial and other resources to enforce any rights we hold.

We do not own any patents or registered trademarks or trade names. We may apply for federal and other governmental trademark registrations in the future, but we cannot assure you that any of our trademark applications will result in a registered and protectable trademark. Any registered or unregistered trademarks held or asserted by us may be canceled, infringed, circumvented or declared generic, or determined to be infringing on other marks owned by third parties. We intend to rely upon trade secrets, proprietary know-how and continuing technological innovation to become competitive in our market. We cannot assure you that others may not independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets.

Costly litigation might be necessary to protect our intellectual property or to determine the scope and validity of third-party proprietary rights. If an adverse outcome in litigation finds that we have infringed on proprietary rights of others, we may be required to pay substantial damages and may have to discontinue use of our products or re-design our products. Any claim of infringement may involve substantial expenditures and divert the time and effort of management.

We Have Never Paid Dividends on Our Common Stock and You May Never Receive Dividends.

We have not paid any cash dividends on our common stock to date and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be at the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. There can be no assurance that cash dividends of any kind will ever be paid.

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which May Affect Our Shareholders' Ability To Sell Shares Of Our Common Stock

There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact shareholders' ability to sell shares of our common stock.

Because Our Stock Is Considered A Penny Stock, Any Investment In Our Stock Is Considered To Be A High-Risk Investment And Is Subject To Restrictions On Marketability.

Trading of our common stock is conducted over-the-counter through the NASD Electronic Bulletin Board and covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

The Securities and Exchange Commission adopted regulations that generally define a "penny stock" as any equity security that has a market price of less than $5.00 per share. Additionally, if the equity security is not registered or authorized on a national securities exchange or the NASDAQ and the issuer has net tangible assets under $2,000,000, the equity security also would constitute a "penny stock." Our common stock does constitute a penny stock because our common stock has a market price less than $5.00 per share and our common stock is not quoted on Nasdaq. As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Furthermore, the ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market may be limited. As a result, the market liquidity for our common stock is adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which may negatively affect the market for our common stock. Furthermore, this lack of liquidity also may make it more difficult for us to raise capital in the future.

Future Acquisitions May Disrupt Our Business And Deplete Our Financial Resources

Any future acquisitions we make could disrupt our business and seriously harm our financial condition. While we have no current agreements to do so, we may consider investments in complementary companies and products. In the event of any future acquisitions, we may:

  issue stock that would dilute our current stockholders' percentage ownership;

  incur debt;

  assume liabilities;

  incur amortization expenses related to goodwill and other intangible assets; or

  incur large and immediate write-offs.

The use of debt or leverage to finance our future acquisitions should allow us to make acquisitions with an amount of cash in excess of what may be currently available to us. If we use debt to leverage up our assets, we may not be able to meet our debt obligations if our internal projections are incorrect or if there is a market downturn. This may result in a default and the loss in foreclosure proceedings of the acquired business or the possible bankruptcy of our business.

Our operation of any acquired business will also involve numerous risks, including:

  integration of the operations of the acquired business and its products;

  unanticipated costs;

  diversion of management's attention from our core business;

  adverse effects on existing business relationships with suppliers and customers;

  risks associated with entering markets in which we have limited prior experience; and

  potential loss of key employees, particularly those of the purchased organizations.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

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

Pursuant to the terms of the Asset Agreement, we issued 88,879,850 shares of our common stock (the "Common Shares") to Damon's as consideration for the transfer to us of substantially all of the assets and liabilities of Damon's. The 88,879,850 shares issued to Damon's bear a restrictive legend, and represent a controlling interest in our issued and outstanding capital stock at the close of the transaction. As a result of the transaction, Damon's obtained control of the Company through its ownership of these shares. The Shareholders obtained indirect control of the Company through Damon's ownership of the Common Shares. No funds, loans or pledges of any kind were involved in the transaction. This was a stock-for-asset transaction. The transaction did not involve any underwriters. The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with our acquisition of substantially all of the assets and liabilities of Damon's Motorcycle Creations, Inc., on May 18, 2004, the holders of a majority of the outstanding shares of our common stock entitled to vote thereon executed a written consent in accordance with Nevada law approving and adopting the amendment to our certificate of incorporation to change our corporate name to "MotivNation, Inc."

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 31.1 - Certification by our President required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2 -Certification by our Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 -Certification by our President required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2 -Certification by our Interim Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)  Reports on Form 8K.

On April 6, 2004, we filed a Form 8-K with the Securities and Exchange Commission, or the Commission, announcing a change in our certifying accountant (Items 4 and 7).

On May 13, 2004, we filed an amended Form 8-K with the Commission announcing the rescission of our acquisition of substantially all of the assets and liabilities of C&M Transportation, Inc. and our subsequent acquisition of substantially all of the assets and liabilities of Damon's Motorcycle Creations, Inc. (Items 1, 2 and 7).

On May 26, 2004, we filed an amended Form 8-K with the Commission relating to our rescission of our acquisition of substantially all of the assets and liabilities of C&M Transportation, Inc. and our subsequent acquisition of substantially all of the assets and liabilities of Damon's Motorcycle Creations, Inc. (Items 1, 2 and 7).

On July 26, 2004, we filed an amended Form 8-K with the Commission in which we provided the required financial statements and disclosures relating to our acquisition of substantially all of the assets and liabilities of Damon's Motorcycle Creations, Inc. (Items 1, 2 and 7).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 18, 2004	MotivNation, Inc.
By: /s/ Thomas Prewitt
Thomas Prewitt, President

INDEX TO EXHIBITS

Exhibit 31.1 -Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2 -Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 -Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.1 -Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.