Form 10QSB
period 2004-09-30
MotivNation, Inc.
filed 2004-11-15
CIK 1853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(1)Yes [X] No [ ]  (2) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2004.

Common Stock, Par Value $0.001	118,346,350
Title of Class	Number of Shares Outstanding as of September 30, 2004

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	8
Controls and Procedures	17
Part II	17
Legal Proceedings	17
Changes in Securities	17
Defaults Upon Securities	18
Submission to a Vote	18
Other Information	18
Exhibits and Reports	18
Signatures	19

Exhibits

Index to Exhibits	10
Exhibits	11

Except as otherwise noted in this report, "MotivNation," the "Company," "we," "us" and "our" collectively refer to MotivNation, Inc.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED BALANCE SHEET (Unaudited)

September 30, 2004

ASSETS
Current Assets
Cash	$ 311
Accounts Receivable, net of allowance for bad debt of $10,393	16,691
Inventory	243,151
Total Current Assets	260,153

Office Equipment, net of accumulated depreciation of $4,846	253,695

TOTAL ASSETS	$ 513,848
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$ 83,749
Customer Deposit	60,882
Short-Term Notes Payable	39,915
Total Current Liabilities	184,546

Long-Term Liabilities	1,009

Total Liabilities	185,555

Stockholders' Equity
Preferred stock; $0.001 par value; 10,000,000 shares authorized; none issued and outstanding
Common stock, $0.001 par value; 300,000,000 shares authorized;
118,346,350 shares issued and outstanding	118,347
Paid in Capital	6,834,500
Deferred Consulting Expenses	(6,468,000)
Accumulated Deficit	(156,554)
Total Stockholders' Equity	328,293

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 513,848

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For nine months ended September 30,	2004	2003	2004	2,003
Sales:
Sales - products	30,868	44,396	125,620	90,503
Sales - services	69,893	100,476	311,717	264,442
Total Sales	100,761	144,872	437,337	354,945

Cost of Sales	125,830	81,712	311,567	274,360

Gross Profit	(25,069)	63,160	125,770	80,585

Operating expenses:
Selling, general and administrative	66,226	45,619	189,491	119,024

Operating income (loss)	(91,295)	17,541	(63,721)	(38,439)

Other income (expenses):
Interest and other income	3,616	-	6,467	-
Interest expense	(1,470)	(1,695)	(3,487)	(4,282)
Total other income (expenses)	2,146	(1,695)	2,980	(4,282)

Net income (loss) before income taxes	(89,149)	15,846	(60,741)	(42,721)

Provision for taxes	-	-	800	800

Net income (loss)	$ (89,149)	$ 15,846	$ (61,541)	$ (43,521)

Net income (loss) per share-basic and diluted	$ (0.00)	$ 0.00	$ (0.00)	$ (0.00)

Weighted Average Number of Shares	118,346,350	9,866,500	72,310,861	9,866,500

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the nine months ended September 30,	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (loss)	$ (61,541)	$ (43,521)
Adjustments to reconcile net income (loss) to net cash (used in)
operating activities:
Depreciation and Amortization	770	1,079
(Increase) Decrease in:
Accounts Receivable	(191)	12,493
Inventory	14,891	-
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	30,463	(1,844)
Customer Deposit	(13,620)	26,569
Net cash flows (used in) operating activities	(29,228)	(5,224)

CASH FLOW FROM INVESTING ACTIVITIES
Cash decrease due to reverse acquisition by MotivNation	(9,874)	-
Net cash flows (used in) investing activities	(9,874)	-

CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds from revolving line of credit	6,449	-
Net proceeds from (payments to) Notes Payable	32,149	(1,750)
Shareholders' Distribution	(10,800)	(6,178)
Net cash flows provided by (used in) financing activities	27,798	(7,928)

NET DECREASE IN CASH	(11,304)	(13,152)

CASH AT BEGINNING OF PERIOD	11,615	13,152

CASH AT END OF PERIOD	$ 311	$ -

See notes to interim unaudited consolidated financial statements

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

On May 11, 2004, the Company completed a "reverse acquisition" transaction with Damon's Motorcycle Creations, Inc. ("DAMON"), from which the Company acquired substantially all the assets and assumed substantially all the liabilities of DAMON, in consideration for the issuance of a majority of the Company's shares of common stock. The reverse acquisition was completed pursuant to the Asset Purchase Agreement, dated as of May 11, 2004. Concurrent with the closing of the reverse acquisition, DAMON agreed to transfer 4,500,000 of the 88,879,850 shares it acquired from the Company to a creditor in exchange for the cancellation of the trade debt and as payment for ongoing consultant services by such creditor. For accounting purposes, DAMON is the acquirer in the reverse acquisition transaction, and consequently the assets and liabilities and the historical operations reflected in the financial statements are those of DAMON and are recorded at the historical cost basis of DAMON. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of DAMON. Since the reverse acquisition transaction is in substance a recapitalization of the Company and is not a business combination, pro forma information is not presented. Such pro forma statements of operations would be substantially identical to the historical statements of operations of the Company, which are presented in the accompanying consolidated statements of operations.

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

Presentation of Interim Information: The financial information at September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and with the historical financial statements of DAMON included in the 8-K report.

The results for the three and six months ended September 30, 2004 may not be indicative of results for the year ending December 31, 2004 or any future periods.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of MotivNation, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

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

Details of the net liabilities assumed at book value at the acquisition date are as follows:

Current assets	$ -
Less: Current liabilities	9,874
$ (9,874)

Supplemental Information for Aberdeen Mining Company:

Summary Balance Sheets

	May 11, 2004	December 31, 2003
Assets	$ -	$ 33,940
Liabilities	(9,874)	(649)

Net Assets (Liabilities)	$ (9,874)	$ 33,291

Stockholders' Equity

Stockholders' Equity (Deficit):	May 11, 2004	December 31, 2003
Preferred stock, $0.001 par value; 100,000,000 shares
authorized; none issued and outstanding	$ -	$ -
Common stock, $0.001 par value; 300,000,000 shares
authorized;9,866,500 shares issued and outstanding	9,867	9,867
Additional paid-in capital	911,881	911,881
Accumulated deficit	(931,622)	(888,457)

Total stockholders' equity (deficit)	$ (9,874)	$ 33,291

Summary Statements of Operations

	For the Period ended	For the Year Ended
	May 11, 2004	December 31, 2003
Revenue	$ 45	$ 362
General and administrative expenses	43,210	16,191

Net Loss for the Period	$ (43,165)	$ (15,829)

NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items at September 30, 2004:

Inventory
Paint materials	$ 164,222
Mechanical materials	14,673
Body shop materials	55,995
Work-in-process	8,261
Total	$ 243,151
Accounts payable and accrued expenses
Accounts payable	$ 10,856
Accrued payroll and related taxes	12,123
Credit cards payable	20,357
Others	40,413
Total	$ 83,749

NOTE 4 - REVOLVING LINE OF CREDIT

On July 26, 2004, the Company entered into a revolving line of credit agreement with a shareholder. Under this agreement the Company can borrow working capital advances up to a total of $50,000, payable on or before July 26, 2005, with interest payable monthly commencing on December 15, 2004 at 10% per annum. Borrowings under this agreement are unsecured. As of September 30, 2004, the amount outstanding under the line of credit was $6,449.

NOTE 5 - CONVERTIBLE PROMISSORY NOTE

As of September 30, 2004, the Company had a convertible promissory note of $32,388, accruing interest at 10% per annum, due on or before July 2, 2005. The note is convertible into the Company's common stock at 70% of the average of the three lowest closing bid prices within the first seven trading days after the effective day of the note.

NOTE 6 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	For three months ended		For nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net income (Loss)	$ (89,149)	$ 15,486	$ (61,451)	$ (43,521)
Denominator:
Weighted Average Number of Shares	118,346,350	9,866,500	72,310,861	9,866,500

Income (loss) per share-Basic and Diluted	$ (0.00)	$ 0.00	$ (0.00)	$ (0.00)

NOTE 7 - BUSINESS CONSULTING

On April 20, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which Neotactix agreed to provide certain business consulting services to the Company as specified in the Agreement, In exchange for such services, the Company agreed to issue 19,600,000 shares of the Company's common stock. The Company and NTX agree that the compensation shares issued the Company to affiliates of NTX shall be cancelled and returned to the Company if, prior to October 31, 2005, the Company has not achieved certain benchmarks pursuant to the Agreement.

As of September 30, 2004, none of the benchmarks has occurred. The services, valued at $6.47million, were deferred until the performances commit.

NOTE 8 - SEGMENT INFORMATION

Statements of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

NOTE 9 - MAJOR CUSTOMERS

For three months ended September 30, 2004 and 2003, a major customer comprised of $13,810 and $4,720 or 13.7% and 3%, respectively, of the Company's sales.

For nine months ended September 30, 2004 and 2003, the major customer comprised of $108,810 and $95,720 or 24.9% and 27%, respectively, of the Company's sales.

NOTE 10 - GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2004.

NOTE 11 - PENDING BUSINESS ACQUISITION

On October 11, 2004, the Company and its wholly owned subsidiary, TrixMotive, Inc. ("TrixMotive"), announced an Asset Purchase Agreement to acquire certain assets and liabilities from privately held Moonlight Industries, Inc. ("Moonlight"). The purchase price for this acquisition was 14,000,000 shares of the Company's common stock, approximately valued at $280,000. This acquisition will be closed in the fourth quarter of fiscal 2004. The Company's president and secretary agreed to return, in the aggregate, 14,000,000 shares of the Company's common stock held by them to the Company prior to the closing of this acquisition. The president of Moonlight will serve as Secretary of TrixMotive.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Disclaimer Regarding Forward Looking Statements

Certain statements contained in the following description of the business of MotivNation which are not statements of historical fact are what are known as "forward-looking statements," which are basically statements about the future, and which for that reason involve risk and uncertainty, since no one can accurately predict the future. Words such as "plans," "intends," "seeks," "anticipates," "expects," "goal, "hopes" and "objective" often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements of the plans and objectives of the Company's management with respect to its present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or to fail to successfully implement such plans or achieve such objectives, or to cause such present and future operations to fail to produce revenues, income or profits.

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

Results of Operations

Quarter Ended September 30, 2004 Compared with Quarter Ended September 30, 2003

Revenues

We had total revenues of $100,761 and $144,872 for the three month period ended September 30, 2004, and 2003 respectively. The decrease in revenue of $44,111 was primarily due to the increased work related to our custom paint production for Kawasaki.  The company will continue to focus on expanding its custom paint production with Kawasaki and additional large manufacturers. We have one major unrelated customer, Kawasaki, which represented approximately 14% of our total revenues for the three months ended September 30, 2004.  Our dependence on this key customer means that the loss of this key customers or any reduction in its work orders would materially reduce our revenues.  We expect that sales of our services to this key customer will continue to contribute materially to our revenues in the foreseeable future.

Cost of Sales

We incurred total costs of $125,830 and $81,712 for the three month period ended September 30, 2004, and 2003, respectively.  The increase in our cost of sales of $44,118 is primarily attributable to the increase in custom paint production and the direct cost of labor involved in this production. Our custom paint production parts are provided by the manufacturer; however we have fixed costs of paint materials and labor. As a result, an increase in costs is reflected in our increase in production revenue.

Operating Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2004 and 2003 were $66,226 and $45,619, respectively.  The increase in expenses of $20,607 was primarily attributable to higher accrued legal and professional expenses of approximately $34,500 resulting from the expenses incurred from the asset purchase of Damon's Motorcycle Creations, Inc, and the cost related to maintaining a public company.  Increases in outside services, and conference and seminar expenses of approximately $4,200 and $2,000, respectively, also contributed to the increase in our selling, general and administrative expenses.  These increases were offset by decreases in debt expense and vehicle expenses of approximately $7,800 and $3,900 respectively for the same prior period.

Net Loss

Our net loss for the three months ended September 30, 2004 was $89,149 as compared to a net income of $15,846 for the comparative period in 2003.  Our net loss is primarily attributed to the company's increase in operating expenses due to the expansion of our business, and the direct costs related to maintaining a public entity.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Revenues

We had total revenues of $437,337 and $354,945 for the nine month period ended September 30, 2004, and 2003 respectively. The increase in revenue of $82,392 was primarily due to our increase in custom paint production for Kawasaki.   In addition, we have one major unrelated customer, Kawasaki, which represented approximately 25% of our total revenues for the nine months ended September 30, 2004.  Our dependence on this key customer means that the loss of this key customers or any reduction in its work orders would materially reduce our revenues.  We expect that sales of our services to this key customer will continue to contribute materially to our revenues in the foreseeable future.

Cost of Sales

We incurred total costs of $311,567 and $274,360 for the nine month period ended September 30, 2004, and 2003 respectively.  The increase in our cost of sales of $37,207 was primarily attributable to the increase in custom paint production. Our custom paint production parts are provided by the manufacturer; however we have fixed costs of paint materials and labor. As a result, an increase in costs is reflected in our increase in production revenue.

Operating Expenses

Selling, general and administrative expenses for the nine month period ended September 30, 2004 and 2003 were $189,491 and $119,024, respectively.  The increase in expenses of $70,467 was primarily attributable to a cumulative increase of approximately $20,800 in rent expense and rent storage due to greater amounts of parts and expansion. . In addition we incurred approximately $51,000 in accrued lawyer and audit expenses resulting primarily from the asset purchase of Damon's Motorcycle Inc, and other fees related to maintaining a public entity.   Increases in accounting and tax services and telephone expenses of approximately $10,600 and $3,900, respectively, also contributed to our increases in operating expenses.  These increases were slightly offset by decreases in vehicle and bad debt expenses of approximately $7,700 and $5,500 respectively for the same prior year period.

Net Loss

Our net loss for the nine months ended September 30, 2004 was $61,541, as compared to a net loss of $43,521 for the comparative period in 2003.  Our increase in net loss is primarily attributed to the company's increase in operating expenses due to the expansion of our business, and the costs related to maintaining a public entity.

Liquidity and Capital Resources

Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable. At September 30, 2004, we had a working capital of $75,607, resulting primarily from the company's large stock of paint materials in inventory.

Net cash provided by operating activities was a negative $29,228 for the third quarter of 2004 which resulted primarily from the decrease in inventory of $14,891 and a decrease in customer deposits of $13,620. An offset to this was the increase in Accounts payable and Accrued Expenses of $30,463.

Net cash provided in investing activities was a negative 9,874 primarily due to the cash decrease resulting from the reverse acquisition by MotivNation.

Net cash from financing activities was $27,798 for the third quarter of 2004 and resulted primarily from cash provided by a revolving line of credit and notes payable of $38,600 collectively. This was slightly offset by a shareholder distribution of $10,800.

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

Net Loss Per Common Share: The Company accounts for income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share due to the lack of dilutive items in the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 31.1 - Certification by our President required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2 - Certification by our Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1- Certification by our President required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2 - Certification by our Interim Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

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

On October 12, 2004, we filed a Form 8-K with the Securities and Exchange Commission, or the Commission announcing the resignation of both Arthur Lefevre and Vincent Michael Keyes from the Board of Directors of MotivNation. In addition the Board of Directors of MotivNation, Inc. elected Richard F. Holt to the MotivNation Board of Directors. (Item 5.02)

On October 13, 2004 we filed a Form 8-K with the Securities and Exchange Commission, or the Commission announcing that MotivNation, Inc. and its wholly owned subsidiary, TrixMotive, Inc acquired certain assets and liabilities of Moonlight Industries, Inc. (Items 1.01, 3.02, 9.01)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2004	MotivNation, Inc.

By: /s/ Thomas Prewitt
Thomas Prewitt, President