Form 10KSB
period 2004-12-31
MotivNation, Inc.
filed 2005-05-19
CIK 1853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50048

MOTIVNATION, INC.

(Name of small business issuer in its charter)

Nevada	82-6008492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18101 Von Karman Avenue, Suite 330
Irvine, California	92612
(Address of principal executive offices)	(zip code)

Issuer's telephone number including area code: (888) 798-8100

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title if Class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X         No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended December 31, 2004. $1,136,447.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of December 31, 2004 was approximately $197,330 based on a share value of $.02.

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2004 was 118,346,350 shares.

Transitional Small Business Disclosure Format (check one): Yes             No       X

MOTIVNATION, INC.

FOR THE FISCAL YEAR ENDED

December 31, 2004

Index to Report

on Form 10-KSB

PART I
Item 1.	Description of Business.
Item 2.	Description of Property.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.
Item 6.	Plan of Operation.
Item 7.	Financial Statements.
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 8A.	Controls and Procedures.
Item 8B.	Other Information.

PART III

Item 9.	Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
Item 10.	Executive Compensation.
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 12.	Certain Relationships and Related Transactions.
Item 13.	Exhibits.
Item 14.	Principal Accountant Fees and Services

FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  Our ability to distribute, sell, and market our services and products;

  Our ability to develop and offer new services and products;

  The performance of our motorcycle and automotive products and accessories;

  The significant and ongoing funds needed to achieve our production, marketing, and sales objectives;

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

Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Management's Discussion and Analysis" under Item 6.

In this filing references to "MotivNation," "Company," "we," "our," and/or "us," refers to MotivNation, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

We were incorporated on April 26, 1946, under the laws of the State of Idaho for the purpose of exploring, acquiring and developing mineral properties in the Idaho. The initial and subsequent efforts in the acquisition, exploration, and development of potentially viable and commercial mineral properties were unsuccessful. We have since ceased our mining business.

In 2003, we merged with our wholly-owned Nevada subsidiary and changed our corporate domicile from the State of Idaho to the State of Nevada. We also changed our corporate name from Aberdeen Idaho Mining Company to Aberdeen Mining Company.

On March 8, 2004, pursuant to the terms of the Asset Purchase Agreement dated February 26, 2004, we acquired substantially all of the assets and liabilities of C&M Transportation, Inc., a Kansas corporation whose sole shareholder was Velocity Holdings, Inc. In the agreement we acquired substantially all of the assets and liabilities of C&M in exchange for the issuance and delivery to C&M of 88,879,850 shares of our common stock.

Due to subsequent events after the closing of the transaction such as the imposition of a tax lien by the Internal Revenue Service on certain assets of C&M and the refusal by First State Bank to further finance the activities of C&M, the parties to the Asset Purchase Agreement agreed to unwind and rescind the C&M transaction, according to terms and conditions of a Rescission and Mutual Release Agreement, dated May 6, 2004.

Shortly after the rescission of the C&M transaction, on May 11, 2004 we entered into an Asset Purchase Agreement with Damon's Motorcycle Creations, Inc, a California corporation. According to the terms of the agreement we acquired substantially all of the assets and liabilities of Damon's in exchange for 88,879,850 shares of our common stock that we issued to Damon's sole shareholders, Thomas Prewitt and Richard Perez. The shares issued are restricted stock and bear a restrictive legend. As a result of the transaction, Mr. Prewitt and Mr. Perez together obtained indirect control of the Company through Damon's ownership of a majority of our issued and outstanding shares.

On June 25, 2004, we changed our corporate name to "MotivNation, Inc." by filing an amendment to our Articles of Incorporation with the Nevada Secretary of State. We feel the name is more indicative of our new line of business and is more identifiable.

On October 11, 2004, MotivNation, Inc. and its wholly owned subsidiary, TrixMotive Inc., a Nevada corporation, entered into an Asset Purchase Agreement with Moonlight Industries, Inc., a California corporation, to acquire certain assets and liabilities. According to the terms of the agreement, we acquired certain assets and liabilities of Moonlight in exchange for 14,000,000 shares of MotivNation common stock that was issued to Moonlight's sole shareholders, Leslie McPhail and her husband David McPhail. The president of Moonlight, Leslie A. McPhail, also serves as the Secretary of TrixMotive. Tom Prewitt and Richard Perez, president and secretary of MotivNation respectively, agreed to return 14,000,000 shares of MotivNation's common stock held by them prior to the closing of the acquisition. The company will continue under the Moonlight brand but will operate under the TrixMotive corporate entity.

(b) Business of Issuer

Following the acquisitions of Damon's, and TrixMotive, we ceased our prior business operations, but we intend to continue in the motorcycle and automotive industry that Damon's and TrixMotive, are a part of as well as plan to expand these businesses using the assets we acquired. Damon's was in the business of customizing motorcycles and automobiles for individuals and performing custom parts and accessories for independent dealers and manufacturers. TrixMotive is in the business of converting automobile chassis into stretched limousines and other specialized automotives.

Additionally, these businesses provide a full-range of services that cater to the custom motorcycle and automotive enthusiast, including the sale, manufacture, converting, customization, armor protecting, and installation of custom-built motorcycles and auto parts and accessories, as well as restoration, repair, and servicing. Damon's and TrixMotive, also specialized in custom paint work for both motorcycles and automobiles while engaging in the retail sale of aftermarket motorcycle and automotive parts, accessories, and related apparel.

Our target clients fall into two categories: the individual custom automotive enthusiast or collectors of the "one of a kind" custom motorcycle and auto creations, and those of local fabricators, custom shops, and Original Equipment Manufacturers. Our primary market is the latter of two listed and these customers buy materials, supplies, and finished parts for their work in serving the growing market of custom or modified automobile and motorcycle creations. In addition to distributing several lines of materials and equipment, we plan to provide training through independent dealers and our own distribution infrastructure to our primary market clientele.

Principal Products or Services

Our manufacturing operations consist of in-house production of components and parts, assembly and finishing of components, painting, conversion and assembly of motorcycles and automobiles, and quality control, which includes performance testing of finished products under running conditions. The custom design, fabrication, finish and paint processes are moved into and out of each aspect of the manufacturing process.

We offer various products and services depending on which client we are catering to. For our individual retail clients we offer products and services direct and include restoration work, finish and paint for motorcycles and automobiles as well as signature paint and design applied to non automotive personal property. For our independent dealers we offer products and services direct to the dealers which include custom and signature finish and design work on a dealer's own restoration or manufactured work. We also offer consultative work in the preparation of signature paints blends, techniques, and design advice related to the dealer's own project. For our original equipment manufacturers we offer services and products that include signature design and fabrication for manufactured parts and accessories, which are a party of a "designer" or "signature" series of products or design themes. These products and services are also sold direct to the original equipment manufacturers.

Competition

The market for our products and services are highly competitive and there are no substantial barriers to entry. There are a lot of competitors in this industry but our main ones are: Arlen Ness, West Coast Choppers, Chip Foose, Orange Coast Choppers, Rock & Roll Custom Paintwork, Al Martinez Paint and Body, Coastal Limousines, Pinnacle Limousine, Coach Industries Group, and Royal Coach by Vicotor. We expect that competition will intensify and new competitors may enter the market with the growing trends of custom motorcycles and automobiles, which may result in a reduction in profit margins on our products and services.

Sources of Materials and Suppliers

We obtain our supplies from national manufacturers and after market manufacturers of motorcycle and automotive parts, paints, and supplies. These supplies are readily available and there is no dependency on any single supplier. We have no need for long term supply contracts since material and parts cost are not the most significant factor to the cost of our completed work.

Dependence on One or More Customers

We have one major customer, Kawasaki Corporation, which accounts for approximately 15% of our sales. Our additional sales are from walk in and referral clients which accounts for approximately 55% of our sales, 20% of sales comes from repeat customers and 10% of sales is from other dealers.

Intellectual Property

We have not filed for any patents or trademarks, and we have no license agreements. We are not a licensed Harley-Davidson dealer, as we do not sell new Harley-Davidson motorcycles. Although we believe we have obtained common law rights outside that of the United States Patent and Trademark Office through the use of the name "Damon's Motorcycle Creations" in connection with our business, our failure to obtain proprietary protection in the future for the use of the name could negatively impact our operations.

Government Regulations

Our business is subject to certain federal, state, and local government regulations, including those of the Environmental Protection Agency ("EPA") and comparable state agencies that regulate emissions of Volatile Organic Compounds ("VOC") and other air contaminants, the Occupational Safety and Heal Administrations ("OSHA"), and regulations governing the disposal of oil, grease, tires, batteries, and the prevention of pollution. Although we believe we are in compliance with all of these agencies and government regulations, our failure to comply with such regulations could result in the termination of our operations, impositions of fines, or liabilities in excess of our capital resources. In addition, any changes in the laws or regulations imposed on us could significantly increase our costs of doing business and could have a negative impact on our business.

Personnel

As of March 31, 2005 we had 40 full-time employees, including 34 in production staff and 6 in sales and administration. Management believes our future success will depend in large part upon our ability to attract and retain qualified employees. We have no collective bargaining agreements with our employees and believe our relations with our employees are good.

(c) Reports to Security Holders

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 450 Fifth Street, N.W., Room 1024, Washington D.C. 20549. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0030. Our filings are also available through the SEC's Electronic Date Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 450 Fifth Street, N.W., Washington D.C. 20549 at prescribed rates.

We have filed with the Commission a registration statement on Form SB-2 under the Securities Act of 1933, as amended with respect to the securities offered in this prospectus. This prospectus does not contain all the information set forth in the registration statement, certain parts of which are omitted in accordance with the rules and regulations of the SEC. For further information with respect to us and the common stock offered in this prospectus, reference is made to such registration statement, exhibits and schedules. Statements contained in this prospectus as to the contents of any contract or other document referred to are not necessarily complete and in each instance reference is made to the copy of such contract or other document filed as an exhibit to the registration statement, each such statement being qualified in all respects by such reference. A copy of the registration statement, including the exhibits and schedules can be reviewed through EDGAR.

ITEM 2. DESCRIPTION OF PROPERTY.

MotivNation maintains its corporate headquarters at 18101 Von Karman Ave. Ste 330, Irvine, CA 92612. We lease approximately 1,000 square feet of office space under a month to month lease. The minimum monthly rental for the premises is approximately $1,500, plus standard, ancillary charges, such as property taxes, insurance, and certain operating expenses applicable to the leased premises.

Damon's currently leases 4 units that are approximately a total of 6,720 square feet of retail, service, and warehouse space. The units are located at 547 Apollo, Suites B, C, D, & E, Brea, California 92821. These leases require a collective monthly rental payment of approximately $5,000.

In addition to our primary location, we use a 2,000 square foot facility at 800 East Walnut, Fullerton, California 92831 for production purposes such as Discovery's "Monster Garage". There is no formal lease and payments of $2,000 are made on a month to month basis.

TrixMotive maintains its primary operations at both 14948 Shoemaker Avenue, Santa Fe Springs, CA 90670, and 14946 Shoemaker Avenue Units B & C, Santa Fe Springs, CA 90670. The leases require a collective monthly rental payment of approximately $10,000

ITEM 3. LEGAL PROCEEDINGS.

We may from time to time be involved in routine legal matters incidental to our business; however, at this point in time we are currently not involved in any litigation, nor are we aware of any threatened or impending litigation.

Prior to our acquisition of the assets of Moonlight Industries a worker's compensation claim had been filed against Moonlight Industries by a former employee. Despite the fact that the injury had taken place with an employer that was not Moonlight Industries as claim was filed against Moonlight and has been in litigation. Moonlight continues to defend against this claim and believes it is without merit. Despite the fact that this incident had taken place prior to our acquisition on the assets of Moonlight Industries and that we acquired only the assets and not the liabilities of Moonlight Industries, this worker's compensation claim could become material to the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In connection with our acquisition of Damon's Motorcycle Creations, Inc. the holders of a majority of the outstanding shares of our common stock entitled to vote thereon executed a written consent in accordance with Nevada law approving and adopting the amendment to our certificate of incorporation changing our corporate name to "MotivNation, Inc."

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

We have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock were published on the OTC Bulletin under the trading symbol "ABED" through June 30, 2004, subsequently on July 1, 2004, in conjunction with the name change to MotivNation Inc., our OTC:BB trading symbol changed to "MOVN". The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2004		2003
	High	Low	High	Low
1st Quarter	$0.35	$0.14	$0.04	$0.04
2nd Quarter	$0.35	$0.20	$0.04	$0.04
3rd Quarter	$0.35	$0.03	$0.04	$0.04
4th Quarter	$0.04	$0.01	$0.04	$0.06

(b) Holders of Common Stock

As of December 31, 2004, we had approximately 550 stockholders of record of the 239,346,350 shares outstanding

(c) Dividends

We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Recent Sales of Unregistered Securities

Deferred Consulting

On April 20, 2004, we and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which Neotactix agreed to provide certain business consulting services to us as specified in the Agreement, In exchange for such services, we agreed to issue 19,600,000 shares of our common stock. We and NTX agree that the compensation shares issued by us to affiliates of NTX shall be cancelled and returned to us if, prior to October 31, 2005, we have has not achieved certain benchmarks pursuant to the Agreement.

As of December 31, 2004, none of the benchmarks has occurred. The services, valued at $6.47 million, were deferred until the performances commit.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

Following the acquisitions of Damon's, and TrixMotive, we ceased our prior business operations, but we intend to continue in the motorcycle and automotive industry that Damon's and TrixMotive, are a part of as well as plan to expand these businesses using the assets we acquired. Damon's was in the business of customizing motorcycles and automobiles for individuals and performing custom parts and accessories for independent dealers and manufacturers. TrixMotive is in the business of converting automobile chassis into stretched limousines and other specialized automotives.

Additionally, these businesses provide a full-range of services that cater to the custom motorcycle and automotive enthusiast, including the sale, manufacture, converting, customization, armor protecting, and installation of custom-built motorcycles and auto parts and accessories, as well as restoration, repair, and servicing. Damon's and TrixMotive, also specialized in custom paint work for both motorcycles and automobiles while engaging in the retail sale of aftermarket motorcycle and automotive parts, accessories, and related apparel.

Our target clients fall into two categories: the individual custom automotive enthusiast or collectors of the "one of a kind" custom motorcycle and auto creations, and those of local fabricators, custom shops, and Original Equipment Manufacturers. Our primary market is the latter of two listed and these customers buy materials, supplies, and finished parts for their work in serving the growing market of custom or modified automobile and motorcycle creations. In addition to distributing several lines of materials and equipment, we plan to provide training through independent dealers and our own distribution infrastructure to our primary market clientele.

Fiscal Year 2004 Compared to Fiscal Year 2003

Results of Operations for the Years Ended December 31, 2004 and 2003 Compared.
	Year Ended December 31, 2004	Year Ended December 31, 2003

Revenues	$ 1,136,447	$529,009

Cost and G&A Expenses	1,434,982	538,391

Other Expenses	25,107	6,107

Provision for income taxes	800	800

Net Loss	$324,442	$16,289

Revenue
	2004	2003	Increase/(decrease) $

For the year ended December 31:
Revenue	$1,136,447	$529,009	$607,438

Revenues for the year ended December 31, 2004 were $1,136,447 compared to revenues of $529,009 in the year ended December 31, 2003. This resulted in an increase in revenues of $607,438, from the same period one year ago. The increase in revenues was primarily due to the acquisitions of Damon's Motorcycle Creation's and TrixMotive, Inc. during 2004.

Cost of Revenues
	2004	2003	Increase/(decrease) $

For the year ended December 31:
Cost of revenue	$872,084	$355,102	$516,982

Cost of revenues for the year ended December 31, 2004 was $872,084, an increase of $516,982 from $355,102 for the same period ended December 31, 2003. The increase in cost of revenues was primarily due to the fixed costs associated with the increase in revenue compared to last year. Fixed costs for TrixMotive primarily consists of materials and parts that go into the stretching and customizing of the limousines. For Damon's fixed costs consists of materials, parts and direct labor in customizing motorcycles and other automotives. TrixMotive's Cost of Revenues was approximately $500,000 for the year ending 2004, this amount only represents the fourth quarter of the year when TrixMotive was acquired by MotivNation. Damon's Cost of Revenues was approximately $372,000 for the year ending 2004. The comparative increase of $516,982 for the same time period of 2004 and 2003, does not put into account the different acquisitions dates.

General and Administrative expenses
	2004	2003	Increase/(decrease) $

For the year ended December 31:
General & Administrative expenses	$612,898	$183,289	$429,609

General and administrative expenses were $612,898 for the year ended December 31, 2004 versus $183,289 for the year ended December 31, 2003, which resulted in an increase of $429,609. G&A expenses consist primarily of salaries, and related costs for executive, sales finance and other administrative personnel, and the cost of facilities and related spending.

The increase in expenses was primarily due to the acquisitions of TrixMotive, Inc. and Damon's Motorocycle Creation's. As a result a comparison between the years ending 2004 and 2003 only represent the addition of the new operations. However, G&A expenses for 2004 can be broken down further, and is primarily composed of Rent and Payroll expense of approximately $87,000 and $117,000. Other expenses constituting more than 5% of total G&A are Accounting expense of $78,000 and Insurance expense of $56,000.

Net Income (Loss)
	2004	2003	Increase/(decrease) $

For the year ended December 31:
Net Income (loss)	$(324,442)	$(16,289)	$(308,153)

The net loss for the year ended December 31, 2004 was $324,442, versus a net loss of $(16,289) for the year ended December 31, 2003, a change in net loss of $(308,153). The increase in the net loss was primarily due to the increase in G&A expenses due to the acquisitions of Damon's Motorcycle Creation's and TrixMotive, Inc. In addition the net loss can also be attributed to the expenses incurred as a result of the acquisitions of Damon's and TrixMotive.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. Our cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. We intend to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

LIQUIDITY AND CAPITAL RESOURCES

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND PRONOUNCEMENTS.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements including various allowances and reserves for accounts receivable and inventories, the estimated lives of long-lived assets and trademarks and trademark licenses as well as claims and contingencies arising out of litigation or other transactions that occur in the normal course of business. The following summarize our most significant accounting and reporting policies and practices:

MotivNation, Inc Accounting Policies

Our accounting policies are fully described in Note 2 to our consolidated financial statements. The following describes the general application of accounting principles that impact our consolidated financial statements.

MotivNation, Inc. results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation.

MotivNation bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

RISKS RELATING TO OUR BUSINESS AND OUR MARKETPLACE

We are a relatively young company with a minimal operating history

Since we were a non-operating company for many years prior to our acquisition of Damon's, it is difficult to evaluate our business and prospects. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Since our acquisition and reorganization in May 2004 and our change of business direction, we have acquired the assets of a growing industry. However, our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees. While management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

In addition, as a result of our limited operating history, our historical and operating information is of limited value in predicting our future operating results. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could force us to curtail or cease our business operations.

We have not achieved profitability on an annual basis and expect to continue to incur net losses in future quarters.

If we do not achieve profitability, our business may not grow or continue to operate. In order to become profitable, we must increase our revenues and/or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded a net loss of $374,442 for the year ended December 31, 2004, and have an accumulated deficit of $469,705. We could incur net losses for the foreseeable future. We will need to generate additional revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We may require additional funds to operate in accordance with our business plan.

We may not be able to obtain additional funds that we may require. We do not presently have adequate cash from operations or financing activities to meet our long-term needs. Our operations have been financed to date through debt and sales of our equity. We believe our estimated cash flow from operations will be sufficient to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations for approximately 6 months.

If unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget. If we do not achieve our internally projected sales revenues and earnings, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns to the Company. Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangements. If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our development, manufacturing, or sales and marketing programs.

If we need additional funds, we may seek to obtain them primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders and to you. We may also attempt to obtain funds through arrangement with corporate partners or others. Those types of arrangements may require us to relinquish certain rights or resulting products.

Our auditor's report reflects the fact that we have suffered recurring losses, which raises substantial doubt about our ability to continue as a going concern.

The report of our independent auditors accompanying our financial statements for the year ended December 31, 2004 and previous filings include an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, and additional debt and/or equity financing. There can be no assurances that these plans will be successful.

If we acquire additional companies or products in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value or adversely affect our operating results.

We anticipate that we will make other investments in complementary companies or products. We may not realize the anticipated benefits of any such acquisition or investment. The success of our acquisition program will depend on our ability to overcome substantial obstacles, such as the availability of acquisition candidates, our ability to compete successfully with other acquirers seeking similar acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. Furthermore, we may have to incur debt or issue equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to us or our existing stockholders. In addition, our profitability may suffer because of acquisition-related costs or future impairment costs for acquired goodwill and other intangible assets.

We have limited resources and we can offer no assurance that we will be able to integrate and manage any acquisitions successfully. We have no present commitments, understandings, or plans to acquire other complementary companies or products.

We may not be able to compete effectively in markets where our competitors have more available resources.

The motorcycle and automobile customization and accessories market is competitive and there are no substantial barriers to entry. We expect that competition will intensify and that new competitors may enter the market in the future. Increased competition may result in reduced profit margins on our products and services.

In addition, many of our competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than us. We may not successfully compete in any market in which we conduct business currently or in the future. The fact that we compete with established competitors who have substantially greater resources and longer operating histories than us, enables them to engage in substantial advertising and promotion and attract a greater number of customers and business that we currently attract. While this competition is already intense, it could have a material adverse impact on our revenues and profitability if it were to increase.

We are highly dependent on a limited number of key personnel. The loss of these personnel, whose knowledge, leadership, and technical expertise upon which we rely, would harm our ability to execute our business plan.

We are largely dependent on the co-founders of Damon's Motorcycle Creations, Thomas Prewitt and Richard Perez for specific proprietary technical knowledge and specialized market knowledge. Our intellectual property and our ability to successfully market and distribute our products and services may be at risk from the unanticipated accident, injury, illness, incapacitation, or death of either Mr. Prewitt or Mr. Perez, or the loss of other principal design or technical staff. Upon such occurrence, unforeseen expenses, delays, losses, and diminished abilities to deliver signature work that our clients desire may be encountered. We do not maintain "key person" life insurance on Mr. Prewitt or Mr. Perez.

We also have other key employees who mange our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train their replacements which could severely harm our business.

Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel. We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

We are subject to federal, state, and local government regulations affecting motorcycles and automotive customization and restoration that may affect our operations.

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

Our painting operations are subject to air quality management standards and enforcement by The South Coast Air Quality Management District (AQMD). AQMD requires licensing and conducts inspections from time to time relative to vapor as a result of our paint operations. If we were found to require adjustment or replacement of our paint and ventilation equipment as a result of an unfavorable AQMD inspection or suspension or change of our license with AQMD we could risk experiencing an interruption in production that would have a negative impact on revenue and profits.

We may incur material losses as a result of product recall and product liability.

Given the nature of our products and services, we expect that we will be subject to potential product liability claims that could, in the absence of sufficient insurance coverage, have a material impact on our business. A significant product liability judgment against us, or a widespread product recall, could have a material adverse effect on our business, financial condition and results of operations. The government may adopt regulations that could increase our costs or our liabilities.

From time to time we warrant or guarantee the quality of our work for a limited duration and under limited circumstances. If we were to experience an adverse workmanship issue under a warranty or not under a warranty or similar guarantee it could result in a remedy or litigation that would have a negative impact on our revenue and profits.

Our success is dependent upon the popularity of Harley-Davidson Motorcycles and Customized Automotives.

Although our products and services are not limited to Harley-Davidson motorcycles, the success of our business is depended upon the popularity of Harley-Davidson motorcycles, and custom automotives. There can be no assurance, however, that the current popularity of Harley-Davidson motorcycles and custom automotives will continue. If such popularity declines, our business operations may be adversely affected.

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

We do not own any patents or registered trademarks or trade names. We may apply for federal and other governmental trademark registrations in the future, but we cannot assure you that any of our trademark applications will result in a registered and protectable trademarks. Any registered or unregistered trademarks held or asserted by us may be canceled, infringed, circumvented or declared generic, or determined to be infringing on other marks owned by third parties. We intend to rely upon trade secrets, proprietary know-how and continuing technological innovation to become competitive in our market. We cannot assure you that others may not independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets.

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

RISKS RELATING TO OUR COMMON STOCK

We are subject to price volatility due to our operations materially fluctuating.

As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result of fiscal year comparisons and our results of operations may not be meaningful. If our results of operations fall below the expectations of investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control such as:

  Our ability to retain existing customers;

  Our ability to attract new customers at a steady pace;

  Our ability to maintain customer satisfaction;

  The extent to which our products and services gain market acceptance;

  Introductions of products and services by competitors;

  Price competition in the markets in which we compete;

  Our ability to attract, train, and retain skilled management;

  The amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and

  General economic conditions and economic conditions specific to the aftermarket motorcycle and automotive parts, services, and accessories industry.

Our principal stockholders beneficially own a substantial amount of our common stock.

Currently, our principal stockholders, Thomas Prewitt and Richard Perez, own a controlling interest in our common stock. Accordingly, these persons, as a group, will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline. They will also be able to affect most corporate matters requiring stockholder approval by written consent, without then need for a duly noticed and duly held meeting of stockholders. Accordingly other stockholders will be limited in their ability to affect change in how we conduct business.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

Our common stock may be affected by limited trading volume and may fluctuate significantly, which may affect our stockholders' ability to sell shares of our common stock

There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact stockholders' ability to sell shares of our common stock.

Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in our common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

  Deliver to the customer, and obtain a written receipt for, a disclosure document;

  Disclose certain price information about the stock;

  Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

  Send monthly statements to customers with market and price information about the penny stock; and

  In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

We are subject to SEC regulations and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for public companies.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

ITEM 7. FINANCIAL STATEMENTS.

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-___ of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 17, 2004 DeCoria, Maichel & Teague P.S., our independent accountant, resigned. DeCoria, Maichel, and Teague had been our independent accountant for the previous two fiscal years. (See our Current Report on Form 8-K, as filed with the Commission on April 6, 2004).

Following the resignation of DeCoria, Maichel & Teague, we engaged Spector & Wong, LLP as our new independent accountant. (See our Current Report on Form 8-K, as filed with the Commission on April 6, 2004).

We have had no disagreements on accounting and financial disclosure with our former principal independent accountants, DeCoria, Maichel, & Teague P.S. or Spector & Wong LLP, during our last two most recent fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Annual Report, 12/31/04, our Chief Executive Officer George Lefevre, and Jay Isco, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Lefevre and Mr. Isco concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of the executive officers and directors of the Company. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Positions and Offices held
Martyn Powell (1)	52	President, Director
Robert O'Brien (1)	69	Secretary, Treasurer, Director
Dale Lavigne (1)	74	Director
Dennis O'Brien (1)	43	Director
James Etter (1)	68	Director
John Ohle (2)	47	President, Interim Chief Financial Officer
Arthur Lefevre (3) (5)	67	Director
Mark Absher (3)	43	Director
Vincent Michael Keyes III (3)(5)	48	Director
Thomas Prewitt (4) (8)	49	President
Richard Perez (4) (8)	46	Secretary
Jay Isco (4) (7)	24	Chief Financial Officer, Secretary
Richard Holt (6)	64	Director
David Psachie (7)	65	Director
George Lefevre (8)	37	Chief Executive Officer, President
Leslie McPhail (9)	32	Chief Operating Officer

  In connection with Aberdeen Mining Company acquiring C&M Transportation, Inc. the officers and directors resigned on March 8, 2004.
  As part of the acquisition agreement of C&M Transportation, Inc. Mr. Ohle was appointed the President and interim Chief Financial Officer. Once the C&M Transportation, Inc. agreement was rescinded, Mr. Ohle was removed from his positions.
  Upon consummation of the acquisition with C&M Transportation, Mr. Lefevre, Mr. Absher, and Mr. Keyes were appointed to fill the board of directors.
  On May 11, 2004, the Company acquired Damon's Motorcycle Creations, Inc. and the Board elected Mr. Prewitt to serve as the President, Mr. Perez to serve as the Secretary, and Mr. Isco to serve as the Interim Chief Financial Officer.
  On September 25, 2004, Mr. Lefevre and Vincent Michael Keyes resigned as Directors from the Board of Directors
  On October 6, 2004, the Board of Directors elected Richard Holt to serve as a Director.
  On February 11, 2005, the Board of Directors elected Mr. Psachie to serve as a Director
  On February 15, 2005, the Board of Directors approved the removal of Mr. Prewitt and Mr. Perez as the President and Secretary respectively. George Lefevre was appointed to the position of Chief Executive Officer and President. Mr. Isco was elected to the position of Chief Financial Officer and Secretary.
  On February 15, 2005, the Board of Directors elected Ms. McPhail to the position of Chief Operating Officer.

Duties, Responsibilities and Experience

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2004, all officers and directors filed all forms 3, forms 4 and forms 5.

Audit Committee and Financial Expert

We do not have an Audit Committee, our board of directors during 2004, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

  Compliance with applicable governmental laws, rules and regulations;

  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

  Accountability for adherence to the code.

We have adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. MotivNation will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to MotivNation at: 18101 Von Karman Avenue, Suite 330, Irvine, CA 92612.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors in 2004, performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interest.

ITEM 10. EXECUTIVE COMPENSATION.

No officer receives any salary compensation for officer services rendered to the Company. Directors receive no annual nor attendance fees for servicing in such capacity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of the close of business on December 31, 2004, based on information available to the Company:

Name of Officer, Director and Beneficial Owner	Number of Shares*	Percent Beneficially Owned*
Thomas Prewitt- President (2)(3) 547 Apollo Unit C Brea, CA 92821	74,879,850	63%
Jay Isco- Chief Financial Officer, Secretary(3) 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	0	0%
Richard Perez (2)(3) 547 Apollo Unit C Brea, CA 92821	74,879,850	63%
George Lefevre- Chief Executive Officer (3) 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	9,800,000	8%
Leslie McPhail-Chief Operating Officer(1)(3) 14948 Shoemaker Avenue Santa Fe Springs, CA 90670	14,000,000	12%
Mark Absher- Director 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	0	0%

David Psachie- Director 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	0	0%
Richard Holt- Director 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	0	0%
All Directors, Officers, & Beneficial Holders as a Group	98,679,850	83%

  Leslie McPhail owns jointly with David McPhail 14,000,000 shares of the Company.

  Thomas Prewitt and Richard Perez own jointly 74,879,850 shares of the Company.

  On February 15, 2005, the Board of Directors approved the removal of Mr. Prewitt and Mr. Perez as the President and Secretary respectively. George Lefevre was appointed to the position of Chief Executive Officer and President. Mr. Isco was elected to the position of Chief Financial Officer and Secretary, and Mrs. McPhail to the position of Chief Operating Officer.

* Number of shares and percent of ownership based upon 118,346,350 shares outstanding on December 31, 2004

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Neotactix, Inc. Consulting Agreement

On April 20, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which Neotactix agreed to provide certain business consulting services, in exchange for 19,600,000 shares of the Company's common stock. The Company and NTX agree that the compensation shares issued the Company to affiliates of NTX shall be cancelled and returned to the Company if, prior to October 31, 2005, the Company has not achieved certain benchmarks pursuant to the Agreement.

ITEM 13. EXHIBITS.

(a) Exhibits

Exhibit	Description
Number

3(i)	Articles of Incorporation**
3(ii)	ByLaws**
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

_____

* Filed herewith

** Incorporated herein by reference from the Company's Form 10-SB filed with the Commission on 10-24-2002

Reports on Form 8-K

  October 12, 2004, we filed a Form 8-K to announce the resignation of Vincent Michael Keyes from the board of Directors of MotivNation, Inc. We also announced the election of Richard F. Holt to the MotivNation Board of Directors.

  October 13, 2004, we filed a Form 8-K to announce that TrixMotive, Inc. a wholly owned subsidiary of MotivNation entered into a material definitive agreement with Moonlight Industries. The company also announced the sale of unregistered equity securities.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2004, for professional services rendered by Spector & Wong LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2004 and 2003 were approximately $57,500 and $9,500, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal year ended December 31, 2004, for assurance and related services by Spector & Wong LLP, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2004 were $1,250.

(3) TAX FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003, for professional services rendered by Spector & Wong LLP, for tax compliance, tax advice, and tax planning, for those fiscal years were $750 and $250 respectively. Services provided included preparation of Federal Income Tax Returns Form 1120, tax planning, and research regarding 1031 exchange.

(4) ALL OTHER FEES

There were no other aggregate fees billed in each of the fiscal years ended December 31, 2004 and 2003, for products and services provided by Spector & Wong LLP, other than those services reported above, for those fiscal years.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Not Applicable.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ Geroge Lefevre

George Lefevre- CEO

Dated: May 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George LeFevre	CEO
George LeFevre		May 18, 2005

/s/ Jay Isco	Chief Financial Officer,
Jay Isco	Secretary	May 18, 2005

MOTIVNATION, INC.

HAROLD Y. SPECTOR, CPA	SPECTOR & WONG, LLP	80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA	Certified Public Accountants	SUITE 723
	1- (888) 584-5577	PASADENA, CA 91101
FAX (626) 584-6447

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MotivNation, Inc.

We have audited the accompanying consolidated balance sheets of MotivNation, Inc. (f/k/a Aberdeen Mining Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MotivNation, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Spector & Wong, LLP
Pasadena, California
May 18, 2005

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)
BALANCE SHEETS
	2004	2003
ASSETS
Current Assets
Cash	$ 6,020	$ 11,615
Accounts receivable, net of allowance for bad debt of
$12,253 and $10,393 for 2004 and 2003, respectively	783,051	16,500
Prepaid expenses and other current assets	2,554	-
Inventory	156,537	258,042
Total Current Assets	948,162	286,157

Property and equipment, net	375,997	1,403

Goodwill	333,242	-
Other assets	7,433	-

TOTAL ASSETS	$ 1,664,834	$ 287,560

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 197,821	$ -
Accrued liabilities	173,735	53,287
Unearned revenue	761,419	74,502
Short-term notes payable to related parties	215,278	-
Current portion of long-term debt	8,019	848
Current portion of capital lease obligations	29,732	-
Total Current Liabilities	1,386,004	128,637

Long-term debt, excluding current portion	22,790	1,477
Capital lease obligations, excluding current portion	39,541	-

Total Liabilities	1,448,335	130,114

Stockholders' Equity
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
118,346,350 shares issued and outstanding	118,347	-
Common Stock, $1 par value; 100,000 shares authorized;
1,000 shares issued and outstanding	-	1,000
Paid-in Capital	7,035,857	240,659
Deferred consulting	(6,468,000)	-
Accumulated deficit	(469,705)	(84,213)
Total Stockholders' Equity	216,499	157,446

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,664,834	$ 287,560

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For years ended December 31,	2004	2003
Sales:
Sales - products	$ 229,063	$ 157,945
Sales - services	907,384	371,064
Total sales	1,136,447	529,009

Cost of sales
Cost of products	135,111	173,278
Cost of services	736,973	181,824
Total costs of sales	872,084	355,102

Gross profit	264,363	173,907

Selling, general and administrative Expenses	612,898	183,289

Operating loss	(348,535)	(9,382)

Other income(expenses)
Interest and other income	12,705	-
Interest expense	(37,812)	(6,107)
Total other income(expenses)	(25,107)	(6,107)

Net loss before state franchise tax	(373,642)	(15,489)

State franchise tax	800	800

Net loss	$ (374,442)	$ (16,289)

Net loss per share-Basic and Diluted	$ (0.00)	$ (16.29)

Weighted Average Number of Shares	83,819,733	1,000

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For years ended December 31, 2004 and 2003

	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Consulting	Deficit	Total
Balance at December .31, 2002	1,000	$ 1,000	$ 240,659	$ -	$ (58,383)	$ 183,276
						-
Stockholder's Distribution					(9,541)	(9,541)

Net loss					(16,289)	(16,289)

Balance at December 31, 2003	1,000	1,000	240,659	-	(84,213)	157,446

Stockholder's Distribution prior to
reverse merger					(11,050)	(11,050)

Retirement of shares due
to reverse merger	(1,000)	(1,000)	1,000			-

Reverse merger with ABED	9,866,500	9,867	911,881		(931,622)	(9,874)

Issuance of common shares for:
Reverse merger	88,879,850	88,880	(1,020,502)		931,622	-
Deferred consulting	19,600,000	19,600	6,448,400	(6,468,000)		-
Acquisition of Moonlight	14,000,000	14,000	318,500			332,500

Retirement of common shares	(14,000,000)	(14,000)	14,000			-

Fixed assets adjustment			258,541			258,541

Inventory adjustment			(136,622)			(136,622)

Net loss					(374,442)	(374,442)

Balance at December 31, 2004	118,346,350	$ 118,347	$ 7,035,857	$ (6,468,000)	$ (469,705)	$ 216,499

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For years ended December 31,	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (374,442)	$ (16,289)
Adjustments to reoncile net loss to net cash (used in)
provided by operating activities:
Depreciation	27,237	1,438
Provision for bad debt	-	9,761
Loss on disposal of assets	28,403	-
(Increase) Decrease in:
Accounts receivable	(574,724)	(1,394)
Inventory	43,706	(2,383)
Prepaids and others	(877)	-
Increase in:
Accounts payable and accrued liabilities	138,053	1,208
Unearned revenue	554,090	18,145
Net cash flows (used in) provided by operating activities	(158,554)	10,486

CASH FLOW FROM INVESTING ACTIVITIES
Cash increase due to acquisition of Moonlight	7,231	-
Net cash flows provided by investing activities	7,231	-

CASH FLOW FROM FINANCING ACTIVITIES
Repayment on long-term debt	(11,961)	(2,482)
Net proceeds from related parties	168,739	-
Shareholder Distribution	(11,050)	(9,541)
Net cash flows provided by (used in) financing activities	145,728	(12,023)

NET DECREASE IN CASH	(5,595)	(1,537)

CASH AT BEGINNING OF YEAR	11,615	13,152

CASH AT END OF YEAR	$ 6,020	$ 11,615

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$ 800	$ 800
Interest Paid	$ -	$ 6,107
Noncash Investing and Financing Activities:
Inventory and fixed assets adjustments	$ 121,919	$ -
Equipment purchased under capital lease obligations	$ 23,500	$ -
Issuance of common shares for:		$ -
Business acquisitions	$ 322,626
Deferred consulting service	$ 6,468,000	$ -

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

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

Following the acquisition, the Company changed its corporate name to MotivNation, Inc. and shifted its emphasis in the business of customizing motorcycles and automobiles for individuals and performing custom parts and accessories for independent dealers and manufacturers. The Company provides a full range of services that cater to the custom motorcycle and automotive enthusiast, including the sale, manufacture and installation of custom-built motorcycle and auto parts and accessories, and the restoration, repair and servicing of motorcycles and custom automobiles. The Company also specializes in custom paint work for automotive parts, accessories and related apparel.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of MotivNation, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates: The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue and Cost Recognition: The Company recognizes revenues from fixed-price contracts on the completed-contract method. Under this method, contract costs and related billings are accumulated in the accounting records and reported as deferred items on the balance sheet until the job is complete or substantially complete, provided that collectibility is reasonably assured. A contract is regarded as substantially complete if remaining costs of completion are immaterial. When the accumulated costs exceed the related billings, the excess is presented as a current asset (inventory account). If billings exceed related costs, the difference is presented as a current liability. Cash payments received in advance are deferred. Completed-contract method is used because management considers estimated total costs are not dependable measure of progress on the contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and warranty work.

Allowance for Doubtful Accounts: The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions.

Cash Equivalents: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments: The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

Inventories: Raw materials inventories are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 3 to 7 years for office equipment, and 7 years for furniture and fixtures, and 10 years for machinery and tools. Depreciation expense was $27,237 and $1,438 for 2004 and 2003, respectively.

Net Loss Per Share Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs: All advertising costs are expensed as incurred. Advertising expenses were $3,675 and $699 for 2004 and 2003, respectively.

Income Taxes: Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the consolidated financial statements of the Company.

In December 2004, the FASB issued SFAS No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the consolidated financial statements of the Company.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the FASB issued a revision to SFAS No. 123R, "Accounting for Stock Based Compensations." This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has not yet determined the impact to its consolidated financial statements from the adoption of this statement.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that certain instruments that were previously classified as equity on the Company's statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company's financial position, results of operations or cash flows.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2003, the FASB issued Statement of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. The Company does not have any derivative financial instruments. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its consolidated balance sheets or consolidated statements of operations and cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, its financial position or results of operations may be adversely impacted.

NOTE 3 - BUSINESS ACQUISITIONS

Damon Motorcycle Creations, Inc.

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

Details of the net liabilities assumed at book value at the acquisition date are as follows:

Current assets	$ -
Less: Current liabilities	9,874
Net liabilities assumed	$ (9,874)

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Information for MotivNation, Inc. (formerly known as Aberdeen Mining Company):

Summary Balance Sheets
	May 11, 2004	December 31, 2003
Assets	$ -	$ 33,940
Liabilities	(9,874)	(649)
Net Assets (Liabilities)	$ (9,874)	$ 33,291

Stockholders' Equity
Stockholders' (Deficit) Equity:	May 11, 2004	December 31, 2003
Preferred stock, $0.001 par value; 100,000,000 shares
authorized; none issued and outstanding	$ -	$ -
Common stock, $0.001 par value; 300,000,000 shares
authorized;9,866,500 shares issued and outstanding	9,867	9,867
Additional paid-in capital	911,881	911,881
Accumulated deficit	(931,622)	(888,457)
Total stockholders' (deficit) equity	$ (9,874)	$ 33,291

Summary Statements of Operations
	For the Period ended	For the Year Ended
	May 11, 2004	December 31, 2003
Revenue	$ 45	$ 362
General and administrative expenses	43,210	16,191
Net Loss for the Period	$ (43,165)	$ (15,829)

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Moonlight Industries, Inc.

On October 11, 2004, the Company acquired substantially of all assets and liabilities of Moonlight Industries, Inc. ("Moonlight") through its acquisition subsidiary, TrixMotive, Inc. ("TrixMotive"). The purchase price for this acquisition was 14,000,000 shares of the Company's common stock, approximately valued at $0.02375 per share, which is the average price of the Company's common stock over the five trading days immediately preceding and two trading days immediately following October 11, 2004. The Company's president and secretary agreed to return, in the aggregate, 14,000,000 shares of the Company's common stock held by them to the Company prior to the closing of this acquisition.

The acquisition was accounted for as purchase transaction under SFAS No. 141, and accordingly, the tangibles assets acquired were recorded at their fair value at the date of the acquisition. The results of operations of Moonlight Industries have been included in the Company's consolidated financial statements subsequent to the date of acquisition.

The purchase price was approximately $332,500. Direct transaction costs incurred in connection with the acquisition were immaterial. The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows:

Tangible assets acquired	$ 286,991
Property and equipment	148,193
Goodwill	333,242
Liabilities assumed	(435,926)
Total purchase price	$ 332,500

The president of Moonlight became the Company's chief operating officer and secretary of TrixMotive. Moonlight specializes in creating customized vehicles to suit the tastes and needs of each individual customer.

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the years ended December 31, 2004 and 2003 assuming Moonlight had been acquired at the beginning of the periods presented:

	2004	2003
Net revenue	$ 2,825,425	$ 2,177,519
Net loss	$ (340,178)	$ (16,222)
Basic and diluted net loss per share	$ 0.00	$ 0.00

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Management of the Company is actively increasing marketing efforts to increase revenues. The ability of the Company to continue as a going concern is dependent its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

At December 31,	2004	2003
Inventory
Paint materials	$ 101,628	$ 170,702
Mechanical materials	38,858	27,667
Body shop materials	16,051	59,673
Total	$ 156,537	$ 258,042
Property and Equipment
Automobiles	$ 44,406	$ -
Furniture and Fixtures	47,539	-
Machinery and equipment	305,589	-
Office equipment	2,700	5,479
	400,234	5,479
Less: accumulated depreciation	(24,237)	(4,076)
Total	$ 375,997	$ 1,403
Accrued Liabilities
Accrued payroll and related taxes	$ 51,867	$ 19,643
Credit cards payable	19,167	22,479
Sales tax payable	18,902	-
Accrued services	50,000	-
Others	34,252	1,893
Total	$ 174,188	$ 44,015
Unearned Revenue
Customer Deposits	$ 25,134	$ 74,502
Billings in excess of costs and earnings
on uncompleted contracts	736,285	-
Total	$ 761,419	$ 74,502

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVENTORY LINE OF CREDIT

On December 21, 2004, TrixMotive entered into an agreement with Infinity Capital Partners, LLC, a related party, for inventory financing in the amount of $250,000 to finance the Company's vehicle inventory chassis. Interest is payable at 9% for every inventory chassis financed below $48,000 and at 7% for every inventory chassis financed above $48,000. Principal and interest is due, no longer than ten weeks, upon the delivery and or final payment made to the Company for the finished goods. As of December 31, 2004, the amount drawn against the line was $0. The line of credit is secured by the inventory chassis vehicle title and remains in force until January 31, 2006.

The Company also agreed to issue 6,000,000 shares of the Company's common stock for the consideration for this line of credit. The shares will be held in an escrow and be released upon either approval from the Company or a default on the terms from the Company. The Company has an option to buy back the shares at $0.06 per share within one year.

NOTE 7 - SHORT-TERM NOTES PAYABLE TO RELATED PARTIES

Short-term notes payable to related parties at December 31, 2004 and 2003 consist of the following:

	2004	2003
1.) Revolving line of credit up to $50,000, payable to a related party. [1]	$ 43,838	$ -
2.) Payable to a related party, interest accrued at 10%, due on July 2, 2005. [2]	32,388	-
3.) Demand note payable to a related party, non-interest bearing	12,500	-
4.) Payable to a related party, term is open. [3]	126,099	-
Total	$ 214,825	$ -

1 On July 26, 2004, the Company entered into a revolving line of credit agreement with a shareholder. Under this agreement the Company can borrow working capital advances up to a total of $50,000, payable on or before July 26, 2005, with interest payable monthly commencing on December 15, 2004 at 10% per annum. Borrowings under this agreement are unsecured.

2 The note is convertible into the Company's common stock at 70% of the average of the three lowest closing bid prices within the first seven trading days after the effective day of the note.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 The note was converted into 60,000,000 restricted shares of the Company's common stock on February 15, 2005 pursuant to a Shares for Debt Agreement.

NOTE 8 - LONG-TERM DEBT

Long-term debt at December 31, 2004 and 2003 consists of the following:

		2004	2003
a.)	Note Payable to Dell	1,256	2,333
	- Monthly installments of $90, including interest
	at 9.99% per annum, due March 2006. Secured
	by office equipment.
b.)	Note Payable to Bank of America	13,549	-
	- Monthly installments of $337, including interest
	at 5.99% per annum, due January 2009. Secured
	by a vehicle.
c.)	Note Payable to Bank of America	16,004	-
	- Monthly installments of $374, including interest
	at 4.92% per annum, due December 2008. Secured
	by a vehicle.
d.)	Note Payable to Texton Financial	-	(8)
	- A purchase line in amount of $17,000. Interest
	payable at prime rate plus 7%.
		30,809	2,325
	Less: Current Maturities	(8,019)	(848)
	Long-term debt	$ 22,790	$ 1,477

The future principal payments on the notes payable as of December 31, 2004 are summarized as follows:

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ending December 31,
2005	$ 8,019
2006	7,723
2007	7,850
2008	7,217
$ 30,809

NOTE 9 - CAPITAL LEASE OBLIGATIONS

During 2004, the Company acquired a shear and two press brake machines under the provisions of three individual capital lease agreements. The machine and equipment held under these capital leases at December 31, 2004 had costs of $87,141 with accumulated depreciation of $2,178. There was no capital lease obligations for year ended December 31, 2003.

The following table presents the future minimum lease payments under the capital leases together with the present value of the minimum lease payments as of December 31, 2004:

Year Ending December 31,
2005	$ 34,248
2006	34,248
2007	10,988
Total minimum lease payments	79,484
Lease amount representing interest	10,211
Present value of minimum lease payments	69,273
Less: current portion	29,732
Non-current portion	$ 39,541

The leases bear interest rate ranging from 8.87% to 9.70%.

NOTE 10 - INCOME TAX

Provision of income tax consists of a minimum state franchise tax of $800 for each of the year ended December 31, 2004 and 2003.

As of December 31, 2004, the Company has net operating loss carryforwards, approximately of $422,654 and $380,339 to reduce future federal and state taxable income, respectively. To the extent not utilized, the carryforwards will begin to expire through 2024 for federal tax purposes and through 2014 for state tax purposes. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax assets as of December 31, 2004 and 2003 consist of the following:
	2004	2003
Tax Benefit on net operating loss carryforward	$ 177,286	$ -
Temporary difference in other accruals	(11,649)
Temporary difference in goodwill amortization	(2,378)	-
Less: valulation allowance	(163,259)	-
Net deferred tax assets	$ -	$ -

NOTE 11 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	For years ended December 31,
	2004	2003
Numerator:
Net Loss	$ (374,442)	$ (16,289)
Denominator:
Weighted Average Number of Shares	83,819,733	1,000

Net loss per share-Basic and Diluted	$ (0.00)	$ (16.29)

As the Company incurred net loss for the year ended December 31, 2004, the effect of dilutive securities totalling 308,457 equivalent shares has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive. There was no dilutive item for year ended December 31, 2003.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - BUSINESS CONSULTING

On April 20, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which Neotactix agreed to provide certain business consulting services to the Company as specified in the Agreement, In exchange for such services, the Company agreed to issue 19,600,000 shares of the Company's common stock. The Company and NTX agree that the compensation shares issued the Company to affiliates of NTX shall be cancelled and returned to the Company if, prior to October 31, 2005, the Company has not achieved certain benchmarks pursuant to the Agreement. As of December 31, 2004, none of the benchmarks has occurred. The services, valued at $6.47million, were deferred until the performances commit.

NOTE 13 - MAJOR CUSTOMERS

For year ended December 31, 2004 and 2003, a major customer comprised of $161,635 and $141,507 or 14.2% and 26.0%, respectively, of the Company's consolidated sales.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its office facilities under various non-cancellable operating leases that expire through 2007. The lease expense for the years ended December 31, 2004 and 2003 was $116,691 and $65,401, respectively.

As of December 31, 2004, the minimum lease payments under these leases are:

Year ended December 31,	Amount
2005	$ 200,692
2006	99,407
2007	27,720
$ 327,819

Legal Proceedings

A former employee of Moonlight Industries filed a workers compensation claim against the Company. The former employee is alleging that he was injured during the course of his employment with Moonlight Industries. The damages claimed by the former employee do not appear to be covered by insurance. Management is responding to the case vigorously defending it as they believe the claim is frivolous and potentially fraudulent. In the opinion of the Company's legal counsel, the likelihood of an unfavourable outcome is low.

The Company is currently party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While the outcome of these matters is not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Uninsured Risks

The Company is exposed to uninsured risk of loss as DAMON'S is uninsured.

NOTE 15 - GUARANTEES AND PRODUCT WARRANTIES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company's use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheets as of December 31, 2004 and 2003.

In general, DAMON's offers a five-year warranty on workmanship to original purchaser and a manufacturer's warranty from 90 days to one year for most of its products sold. TrixMotive warrants to the first registered owner for a period of one year or twelve thousand miles from the date of original purchase, whichever comes first, that this conversion shall be free from defects in materials and workmanship, under normal use and service. The Company's liability under this warranty is limited solely to the repair or replacement of defective parts and/or workmanship.

The following table summarizes the activity related to the product warranty liability during 2004 and 2003:

Years ended December 31,	2004	2003
Beginning Balance	$ -	$ -
Accrued warranty assumed from Moonlight	16,261	-
Provision of warranties	3,000	-
Payments	(5,088)	-
Ending Balance	$ 14,173	$ -

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SEGMENT INFORMATION

The Company evaluates its reporting segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131. The Chief Executive Officer allocates resources to each segment based on their business prospects, competitive factors, net sales and operating results.

The Company currently reported two principal operating segments: (i) custom motorcycle, and (ii) custom automotive. The custom motorcycle segment provides a full range of services that cater to motorcycle enthusiast, including the sale, manufacture and installation of custom-built parts and accessories, the restoration, repair and servicing and the custom painting work. The custom automotive segment specializes in creating customized limousines to suit the tastes and needs of each individual customer.

The Company reviews the operating companies' income to evaluate segment performance and allocate resources. Operating companies' income for the reportable segments excludes income taxes, minority interest and amortization of goodwill. Provision for income taxes is centrally managed at the corporate level and, accordingly, such items are not presented by segment. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

Intersegment transactions: Intersegment transactions are recorded at cost.

Summarized financial information of the Company's results by operating segment is as follows:

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2004	2003
Net Revenue:
Custom Motorcycle	$ 633,933	$ 529,009
Custom Automotive	502,514	-
Total Net Revenue	$ 1,136,447	$ 529,009
Operating Loss:
Custom Motorcycle	$ (3,658)	$ (9,382)
Custom Automotive	(180,465)	-
Operating (loss) by reportable segments		(9,382)
All other operating loss	(164,412)	-
Consolidated operating loss	$ (348,535)	$ (9,382)
Net Loss before tax:
Custom Motorcycle	$ (25,258)	$ (15,489)
Custom Automotive	(182,321)	-
Net loss by reportable segments	(207,579)	(15,489)
All other net loss	(166,063)	-
Consolidated net loss before Tax	$ (373,642)	$ (15,489)

	At December 31,
Total Assets:	2004	2003
Custom Motorcycle	$ 358,267	$ 287,560
Custom Automotive	972,280	-
	1,330,547	287,560
All other segments	334,287	-
Consolidated assets	$ 1,664,834	$ 287,560

NOTE 17 - SUBSEQUENT EVENTS

Restricted Stock Agreements

On February 15, 2005, the Board of Directors approved the issuance of 5,000,000 unregistered shares of the Company's common stock to each of the three directors and the issuance of 15,000,000 unregistered shares to each of the two consultants, and entered into a Restricted Stock Agreement with each of these directors and consultants. Each Restricted Stock Agreement provides for certain vesting conditions, a lock-up agreement, a first refusal right of the Company with respect to certain proposed transfers, a drag-along right of the Company in connection with certain corporate transactions, and a 5-year market stand-off agreement prohibiting transfers for up to 180 days following the effective date of any registration statement of the Company. If the director or the consultant does not meet the vesting conditions pursuant to the Agreement by December 31, 2005, then a pro rata portion of the restricted shares shall be vested based on the formula provided by the Agreement. All restricted shares that do not vest as of December 31, 2005 shall be automatically rescinded and cancelled. Each director or consultant may vote the stock received to the extent any unvested shares are rescinded and cancelled. The consideration received by the Company consisted of services rendered to the Company and the continuing dedication of these directors and consultants to the Company's business.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares for Debt Agreement

On February 15, 2005, the Board of Directors approved the issuance of 10,000,000 unregistered shares of common stock to the Chief Financial Officer, and entered into a Shares for Debt Agreement with him. The consideration received by the Company consisted of $50,000 in services rendered by the CFO during the period from May 11, 2004 through December 31, 2004, and a full release from any other claims for compensation relating to such period.

Retirement of a Related Party Debt

The Board has also approved the issuance of 60,000,000 unregistered shares of the Company's common stock to an officer to retire her debt in the amount of $150,000.

Change of Officers

On February 15, 2005, the Board of Directors approved the removal of both officers from the Company and the election of George R. Lefevre to the position of Chief Executive Officer and President of the Company, Jay Isco to the position of Chief Financial Officer and Secretary of the Company, and Leslie A. McPhail to the position of Chief Operating Officer of the Company.