Form 10QSB
period 2005-03-31
MotivNation, Inc.
filed 2005-06-23
CIK 1853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(888) 258-6458

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)Yes [X] No [ ]              (2) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2005.

Common Stock, Par Value $0.001	229,346,350

Title of Class	Number of Shares Outstanding as of March 31, 2005

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	12
Controls and Procedures	21
Part II	21
Legal Proceedings	21
Changes in Securities	21
Defaults Upon Securities	21
Submission to a Vote	21
Other Information	21
Exhibits and Reports	22
Signatures	23

Exhibits

Index to Exhibits	24
Exhibits	25

Except as otherwise noted in this report, "MotivNation," the "Company," "we," "us" and "our" collectively refer to MotivNation, Inc.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED BALANCE SHEET (Unaudited)

March 31, 2005

ASSETS
Current Assets
Cash	$ 120,897
Accounts receivable	585,915
Prepaid expenses and other current assets	49,477
Inventory	482,829
Total Current Assets	1,239,118

Property and equipment, net	365,698

Goodwill	333,242
Other assets	13,849

TOTAL ASSETS	$ 1,951,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 188,381
Accrued liabilities	165,165
Unearned revenue	957,934
Short-term notes payable to related parties	267,523
Current portion of long-term debt	8,019
Current portion of capital lease obligations	31,299
Total Current Liabilities	1,618,321

Long-term debt, excluding current portion	20,140
Capital lease obligations, excluding current portion	32,498

Total Liabilities	1,670,959

Stockholders' Equity
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
229,346,350 shares issued and outstanding	229,347
Paid-in Capital	7,227,357
Deferred compensation and expenses	(6,559,657)
Accumulated deficit	(616,099)
Total Stockholders' Equity	280,948

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,951,907

See notes to interim unaudited consolidated financial statements.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For Three Months ended March 31,	2005	2004
Sales:
Sales - products	$ 134,553	$ 76,109
Sales - services	791,781	96,485
Total sales	926,334	172,594

Cost of sales
Cost of products	116,637	18,581
Cost of services	616,874	63,561
Total costs of sales	733,511	82,142

Gross profit	192,823	90,452

Selling, general and administrative Expenses	296,911	54,785

Operating (loss) income	(104,088)	35,667

Other income(expenses)
Interest and other income	2	-
Interest and other expense	(40,708)	(1,236)
Total other income(expenses)	(40,706)	(1,236)

Net (loss) income before state franchise tax	(144,794)	34,431

State franchise tax	1,600	-

Net loss (income)	$ (146,394)	$ 34,431

Net (loss) income per share-Basic and Diluted	$ (0.00)	$ 34.43

Weighted Average Number of Shares	192,346,350	1,000

See notes to interim unaudited consolidated financial statements.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For Three Months ended March 31,	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income	$ (146,394)	$ 34,431
Adjustments to reconcile net loss (income) to net cash used in operating activities:
Depreciation	11,802	291
Noncash expenses	45,240	-
(Increase) Decrease in:
Accounts receivable	197,136	-
Inventory	(326,292)	-
Prepaids and others	(53,339)	-
Increase (Decrease) in:
Accounts payable and accrued liabilities	31,537	3,821
Unearned revenue	196,515	(39,825)
Net cash flows used in provided by operating activities	(43,795)	(1,282)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,200)	-
Net cash flows used in investing activities	(6,200)	-

CASH FLOW FROM FINANCING ACTIVITIES
Repayment on long-term debt	(12,826)	(412)
Net proceeds from related parties	177,698	-
Shareholder Distribution	-	(9,700)
Net cash flows provided by (used in) financing activities	164,872	(10,112)

NET INCREASE (DECREASE) IN CASH	114,877	(11,394)

CASH AT BEGINNING OF PERIOD	6,020	11,615

CASH AT END OF PERIOD	$ 120,897	$ 221

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$ 5,074	$ 1,236
Noncash Investing and Financing Activities:
Equipment purchased under capital lease obligations	$ 4,700	$ -
Issuance of common shares for:
Reduction of accrued liabilities	$ 50,000	$ -
Retirement of related party debt	125,000	-
Deferred compensation	112,500	-
	$ 287,500	$ -

See notes to interim unaudited consolidated financial statements.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

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

Following the reverse acquisition, the Company changed its name to MotivNation, Inc.

On October 11, 2004, the Company and its wholly owned subsidiary, TrixMotive Inc., a Nevada corporation, entered into an Asset Purchase Agreement with Moonlight Industries, Inc., a California corporation ("Moonlight"), to acquire certain assets and liabilities of Moonlight in exchange for 14,000,000 shares of the Company's common stock. The president of Moonlight became the Secretary of TrixMotive. The Company's president and secretary agreed to return, in the aggregate, 14,000,000 shares of the Company's common stock held by them to the Company prior to the closing of this acquisition. The company will continue under the Moonlight brand but will operate under the TrixMotive corporate entity.

Following the acquisitions of DAMON, and Moonlight, the Company ceased prior business operations, but intends to continue in the motorcycle and automotive industry that DAMON and TrixMotive, are a part of as well as plan to expand these businesses using the assets acquired. DAMON was in the business of customizing motorcycles and automobiles for individuals and performing custom parts and accessories for independent dealers and manufacturers. TrixMotive is in the business of converting automobile chassis into stretched limousines and other specialized automotives.

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Presentation of Interim Information: The financial information at March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 and with the historical financial statements of DAMON included in the 8-K report.

The results for the three months ended March 31, 2005 may not be indicative of results for the year ending December 31, 2005 or any future periods.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of MotivNation, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2 - GOING CONCERN

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

NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items at March 31, 2005:

Inventory
Paint materials	$ 95,365
Mechanical materials	42,066
Body shop materials	15,003
Vehicle Chassis	330,395
Total	$ 482,829
Property and Equipment
Automobiles	$ 44,406
Furniture and fixtures	47,539
Machinery and equipment	306,464
Office equipment	2,700
401,109
Less: accumulated depreciation	(35,411)
Total	$ 365,698

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - BALANCE SHEET DETAILS (Continued)
Accrued Liabilities
Credit cards payable	$ 32,519
Accrued payroll and related expenses	47,999
Accrued insurance	22,993
Accrued interest	20,597
Other accrued liabilities	41,057
Total	$ 165,165
Unearned Revenue
Customers Deposits	$ 85,739
Billings in excess of cost and earnings
on uncompleted jobs	872,195
Total	$ 957,934

NOTE 4 - GOODWILL

As of March 31, 2005, the Company had goodwill of $333,242 as a result of the acquisition of Moonlight Industries, Inc. in October 2004. See Note 8 for additional information on activities relating to this acquisition.

During the three months ended March 31, 2005, the Company recorded no impairment charges under Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142").

NOTE 5 - INVENTORY LINE OF CREDIT

On December 21, 2004, TrixMotive entered into a Revolving Line of Credit Inventory Financing Agreement with Infinity Capital Partners, LLC, a related party, to finance the Company's vehicle inventory chassis up to $250,000. Interest is payable at 9% for every inventory chassis financed below $48,000 and at 7% for every inventory chassis financed above $48,000. Principal and interest is due, no longer than ten weeks, upon the delivery and or final payment made to the Company for the finished goods. As of March 31, 2005, the amount drawn against the line was $142,221. The line of credit is secured by the inventory chassis vehicle title and remains in force until January 31, 2006.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS' EQUITY

Restricted Stock Agreements

On February 15, 2005, the Board of Directors approved the issuance of 5,000,000 unregistered shares of the Company's common stock to each of the three directors and the issuance of 15,000,000 unregistered shares to each of the two consultants, and entered into a Restricted Stock Agreement with each of these directors and consultants. Each Restricted Stock Agreement provides for certain vesting conditions, a lock-up agreement, a first refusal right of the Company with respect to certain proposed transfers, a drag-along right of the Company in connection with certain corporate transactions, and a 5-year market stand-off agreement prohibiting transfers for up to 180 days following the effective date of any registration statement of the Company. If the director or the consultant does not meet the vesting conditions pursuant to the Agreement by December 31, 2005, then a pro rata portion of the restricted shares shall be vested based on the formula provided by the Agreement. All restricted shares that do not vest as of December 31, 2005 shall be automatically rescinded and cancelled. Each director or consultant may vote the stock received to the extent any unvested shares are rescinded and cancelled. The consideration received by the Company consisted of services rendered to the Company and the continuing dedication of these directors and consultants to the Company's business. The shares were valued at $0.0025 per share, or $112,500 of total.

As of March 31, 2005, 8,337,200 shares were vested and the Company recognized $20,843 in compensation.

Shares for Debt Agreement

The Board of Directors has also approved the issuance of 10,000,000 unregistered shares of common stock to the Chief Financial Officer, and entered into a Shares for Debt Agreement with him. The consideration received by the Company consisted of $50,000 in services rendered by the CFO during the period from May 11, 2004 through December 31, 2004, and a full release from any other claims for compensation relating to such period. The services had been accrued in prior year.

Retirement of a Related Party Debt

The Board has also approved the issuance of 60,000,000 unregistered shares of the Company's common stock to an officer to retire her debt in the amount of $150,000. As of March 31, 2005, the excess of 10 million shares over the carrying value of the debt, in the amount of $25,000, are pending cancellation subject to the approval by the Board of Directors.

Collateral of Line of Credit

The Board of Directors has also approved to issue 6,000,000 unregistered shares of the Company's common stock for the consideration for the inventory line of credit as disclosed in Note 5. The shares will be held in an escrow and be released upon either approval from the Company or a default on the terms from the Company. The Company has an option to buy back the shares at $0.06 per share within one year. As of March 31, 2005, the shares had been released and the Company recognized $15,000 in interest expense.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31,

	2005	2004
Numerator:
Net (loss) income	$ (146,394)	$ 34,431
Denominator:
Weighted Average Number of Shares	192,346,350	1,000

Net (loss) income per share-Basic and Diluted	$ (0.00)	$ 34.43

As the Company incurred net loss for the three ended March 31, 2005, the effect of dilutive securities totaling 308,457 equivalent shares has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive. There was no dilutive item for three months ended March 31, 2004.

NOTE 8 - BUSINESS ACQUISITIONS

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three months ended March 31, 2004 assuming Moonlight had been acquired at the beginning of the period presented:

2004
Net revenue	$ 898,449
Net income	$ 207,019
Basic and diluted earnings per share	$ 0.00

NOTE 9 - CHANGE OF OFFICERS

On February 15, 2005, the Board of Directors approved the removal of both officers from the Company and the election of George R. Lefevre to the position of Chief Executive Officer and President of the Company, Jay Isco to the position of Chief Financial Officer and Secretary of the Company, and Leslie A. McPhail to the position of Chief Operating Officer of the Company.

NOTE 10 - MAJOR CUSTOMERS

For the three months ended March 31, 2005, two major customers comprised of $363,318 or 39.2% of the Company's consolidated sales.

For the three months ended March 31, 2004, a major customer comprised of $64,000 or 37.0% of the Company's consolidated sales.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - GUARANTEES AND PRODUCT WARRANTIES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of March 31, 2005.

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

The following table summarizes the activity related to the product warranty liability during the first quarter of 2005 and 2004:

As of March 31,	2005	2004
Beginning Balance	$ 14,173	$ -
Provision of warranties	2,803	-
Utilization of reserve	(2,803)	-
Ending Balance	$ 14,173	$ -

NOTE 12 - SEGMENT INFORMATION

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intersegment transactions: Intersegment transactions are recorded at cost.

Summarized financial information of the Company's results by operating segment is as follows:

	March 31,
	2005	2004
Net Revenue:
Custom Motorcycle	$ 143,506	$ 172,594
Custom Automotive	782,828	-
Total Net Revenue	$ 926,334	$ 172,594
Operating Loss (Income):
Custom Motorcycle	$ (12,684)	$ 35,667
Custom Automotive	(57,563)	-
Operating (loss) income by reportable segments	(70,247)	35,667
All other operating loss	(33,841)	-
Consolidated operating (loss) income	$ (104,088)	$ 35,667
Net (Loss) Income before tax:
Custom Motorcycle	$ (14,579)	$ 34,431
Custom Automotive	(79,902)	-
Net (loss) income by reportable segments	(94,481)	34,431
All other net loss	(50,313)	-
Consolidated net (loss) income before Tax	$ (144,794)	$ 34,431

	At March 31,
Total Assets:	2005	2004
Custom Motorcycle	$ 322,508	$ 139,253
Custom Automotive	1,295,711	-
	1,618,219	139,253
All other segments	333,688	-
Consolidated assets	$ 1,951,907	$ 139,253

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

Overview

We were incorporated on April 26, 1946, under the laws of the State of Idaho. We were organized to explore for, acquire and develop mineral properties in the State of Idaho. The initial and subsequent efforts in the acquisition, exploration and development of potentially viable and commercial mineral properties were unsuccessful. We have since ceased our prior business.

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

Our Business

Following the acquisitions of Damon's, and TrixMotive, we ceased our prior mining business operations, but we intend to continue in the motorcycle and automotive industry that Damon's and TrixMotive, are a part of as well as plan to expand these businesses using the assets we acquired. Damon's was in the business of customizing motorcycles and automobiles for individuals and performing custom parts and accessories for independent dealers and manufacturers. TrixMotive is in the business of converting automobile chassis into stretched limousines and other specialized automotives.

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

Results of Operations

Quarter Ended March 31, 2005 Compared with Quarter Ended March 31, 2004

Revenues

     We had total revenues of $926,334 and $172,594 for the three month period ended March 31, 2005, and 2004 respectively. The increase in revenue of $753,740 was primarily due to the acquisition of Moonlight Industries, and the subsequent revenues that are generated from our TrixMotive division. TrixMotive and Damon's contributed approximately $783,000 and $143,000 respectively. Revenues for Damon's decreased due to the restructuring of Damon's and the board removal of the former president Thomas Prewitt from the company. This has had an impact on Damon's business specifically sales. In addition Damon's is in the process of relocated the business to a new location.

Cost of Sales

     We incurred total costs of $733,511 and $82,142 for the three month period ended March 31, 2005, and 2004, respectively. The increase in our cost of sales of $651,369 was primarily due to the acquisition of Moonlight Industries, and the subsequent cost of sales that are generated from our TrixMotive division. TrixMotive and Damon's contributed approximately $651,862 and $81,649 respectively. Damon's decrease in costs is directly related to the decrease in revenues.

Operating Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2005 and 2004 were $296,911 and $54,785, respectively. The increase in expenses of $242,126 was principally due to the acquisition of Moonlight Industries, and the respective expenses incurred by our TrixMotive division. The expenses incurred by the company that primarily attributed to total operating expenses were Rent and Insurance expense of approximately $69,000 and $37,000 respectively. Rent expense is the largest expense due to the large amount of production and storage space necessary to accommodate our business operation. Insurance expense covers the company's workers compensation and general liability. Other expenses include Staff Payroll and Advertising expense of approximately $33,000 and $20,000 respectively. Staff payroll are employees that are not involved in labor production and advertising expense is composed of trade shows, and ads. Accounting and Consulting expense of $10,000 and $14,000 respectively also contributed to the increase in SG&A.

Net Loss

Our net loss for the three months ended March 31, 2005 was $146,394 as compared to a net income of $34,431 for the comparative period in 2004.  Our net loss is primarily attributed to the company's increase in operating expenses due to the expansion of our business through our acquisition, and the additional direct costs related to maintaining a public entity.

Liquidity and Capital Resources

Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable. At March 31, 2005, we had a working deficit of $379,203 resulting primarily from the company's large unearned revenue.

Net cash provided by operating activities was a negative $43,795 for the first quarter of 2004 which resulted primarily from the increase in inventory of $326,292 and an increase in prepaid expenses of $53,339. An offset to this was a decrease in Accounts Receivable and Unearned Revenues of $197,136 and $196,515 respectively.

Net cash provided in investing activities was a negative $6,200 which was primarily due to the purchase of equipment.

Net cash from financing activities was $164,872 for the first quarter of 2005 and resulted primarily from cash provided from related parties of $177,698. This was slightly offset by repayments of long-term debt of $12,826.

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

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our financial statements for the year ended December 31, 2004 and the notes to our unaudited financial statements for the three months ended March 31, 2005, however, includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional debt and/or equity financing. There can be no assurances that these plans will be successful.

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

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

Our success is heavily dependent on the efforts, abilities and continued active participation of George Lefevre, Jay Isco, and Leslie McPhail, our CEO, CFO, and Chief Operating Officer respectively. In addition we are dependent on Richard Perez the co-founder of Damon's Motorcycle Creation. The loss of the services of these individuals, and other principal design or technical staff, would diminish our ability to deliver signature work that our clients desire and otherwise severely harm our business because of their irreplaceable skills and experience. We do not maintain "key person" life insurance on Mr. Lefevre, Mr. Isco, Mrs. McPhail, or Mr. Perez. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff. There can be no assurance that we will be able to recruit or retain other qualified personnel, should it be necessary to do so.

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

Our Principal Stockholders Control Our Business Affairs In Which Case You Will Have Little Or No Participation In Our Business Affairs.

Currently, our principal stockholders, Thomas Prewitt, Richard Perez, Leslie McPhail and David McPhail own a controlling interest in our common stock. As a result, they will have significant influence over all matters requiring approval by our stockholders without the approval of minority stockholders. In addition, they will be able to elect all of the members of our Board of Directors, which will allow them to significantly control our affairs and management. They will also be able to affect most corporate matters requiring stockholder approval by written consent, without then need for a duly noticed and duly-held meeting of stockholders. As a result, they will have significant influence and control over all matters requiring approval by our stockholders. Accordingly, you will be limited in your ability to affect change in how we conduct our business.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

On February 15, 2005, the Company entered into a Restricted Stock Agreement with each of the following directors: Mark Absher, David Psachie, and Richard Holt. The agreement held that the company would issue 5,000,000 restricted shares to each director, in exchange for the services provided by each director.

On February 14, 2005, the Company entered into a Restricted Stock Agreement with each of two consultants: George Lefevre, and Scott Absher. In consideration for extraordinary services rendered by the Consultants to the Company and the continuing dedication of the Consultants to the Company and its business, we have issued 15,000,000 restricted shares to each George Lefevre, and Scott Absher.

On February 15, 2005, the Company entered into Shares for Debt Agreement with each Jay Isco, the CFO, and Secretary of MotivNation, and Leslie McPhail the Chief Operating Officer together with her husband David McPhail ("McPhail's"). The company issued 10,000,000 and 60,000,000 restricted shares to Jay Isco and the McPhail's respectively, pursuant to the terms described in the Shares for Debt Agreements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

(b)  Reports on Form 8K.

On January 5, 2005, we filed an amended Form 8-K with the Commission in which we provided the required financial statements and disclosures relating to our acquisition of substantially all of the assets and liabilities of Moonlight Industries. (Items 1.01, 3.02, and 9.01).

On February 17, 2005, we filed a Form 8-K with the Securities and Exchange Commission, or the Commission announcing the election of David Psachie to the MotivNation Board of Directors. (Item 5.02)

On February 23, 2005 we filed a Form 8-K with the Securities and Exchange Commission, or the Commission announcing that the board of Directors removed and elected officers of MotivNation, Inc. In addition the company entered into material definitive agreements with Directors, Officers and Consultants issuing unregistered shares. (Items 1.01, 3.03, 5.02, and 9.01)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 23, 2005                                                                                                         MotivNation, Inc.

                                                                                                                                            By: /s/ George Lefevre

                                                                                                                                                   George Lefevre CEO

INDEX TO EXHIBITS

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

25 26 27 28