Form 10QSB
period 2005-06-30
MotivNation, Inc.
filed 2005-09-02
CIK 1853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-50048

MOTIVNATION, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	82-6008492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

18101 Von Karman Avenue, Suite 330

Irvine, California 92612

(Address of Principal Executive Offices)

(888) 258-6458

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2005.

Common Stock, Par Value $0.001	229,346,350
Title of Class	Number of Shares Outstanding as of June, 30 2005

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	13
Controls and Procedures	22
Part II	23
Legal Proceedings	23
Changes in Securities	23
Defaults Upon Securities	23
Submission to a Vote	23
Other Information	24
Exhibits and Reports	24
Signatures	25

Exhibits

Index to Exhibits	26
Exhibits	27

Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIATED BALANCE SHEET (Unaudited)

June 30, 2005

ASSETS
Current Assets
Cash	$ 13,332
Accounts receivable, net of allowance of $5,000	71,088
Prepaid expenses and other current assets	38,073
Inventory	231,786
Total Current Assets	354,279

Property and equipment, net	258,756

Goodwill	333,242
Other assets	18,712

TOTAL ASSETS	$ 964,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 193,336
Accrued liabilities	145,045
Unearned revenue	234,506
Short-term notes payable to related parties	152,847
Current portion of long-term debt	7,783
Current portion of capital lease obligations	31,299
Total Current Liabilities	764,816

Long-term debt, excluding current portion	17,105
Capital lease obligations, excluding current portion	26,320

Total Liabilities	808,241

Stockholders' Equity
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
229,346,350 shares issued and outstanding	229,347
Paid-in Capital	7,227,357
Deferred compensation and expenses	(6,530,720)
Accumulated deficit	(769,236)
Total Stockholders' Equity	156,748

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 964,989

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For three months ended		For six months ended
	June 30,		June 30,
	2005	2004	2005	2,004
NET SALES:
Products	$ 591,962	$ 18,643	$ 726,515	$ 94,752
Services	694,157	145,339	1,485,938	241,825
Total net sales	1,286,119	163,982	2,212,453	336,577
COST OF SALES:
Products	549,721	42,532	666,358	61,113
Services	508,174	61,063	1,125,048	124,624
Total costs of sales	1,057,895	103,595	1,791,406	185,737

GROSS PROFIT	228,224	60,387	421,047	150,840

Selling, general and administrative expenses	279,146	68,479	576,057	123,265
OPERATING INCOME (LOSS)	(50,922)	(8,092)	(155,010)	27,575

Other income (expenses):
Interest and other income	-	2,851	2	2,851
Loss on disposal of assets	(95,756)	-	(95,756)	-
Interest expense	(6,434)	(781)	(47,142)	(2,017)
Total other income (expenses)	(102,190)	2,070	(142,896)	834

NET INCOME (LOSS) BEFORE INCOME TAXES	(153,112)	(6,022)	(297,906)	28,409

Provision for income taxes	25	800	1,625	800
NET INCOME (LOSS)	$ (153,137)	$ (6,822)	$ (299,531)	$ 27,609

Net income (loss) per share-basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ 0.00

Weighted Average Number of Common Shares	229,346,350	88,719,733	210,846,350	49,293,117

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the six months ended June 30,	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (loss)	$ (299,531)	$ 27,609
Adjustments to reoncile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	31,079	410
Non-cash expenses	69,780	-
Loss on disposal of assets	95,756	-
(Increase) Decrease in:
Accounts receivable	711,963	1,058
Inventory	(75,249)	10,031
Prepaid and other assets	(46,798)	-
Increase (Decrease) in:
Accounts payable and accrued expenses	16,372	(3,006)
Unearned revenue	(526,913)	(30,194)
Net cash flows provided by (used in) operating activities	(23,541)	5,908

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,894)	-
Net cash flows used in investing activities	(9,894)	-

CASH FLOW FROM FINANCING ACTIVITIES
Payments on long-term debt	(22,275)	(460)
Net proceeds from related parties	63,022	-
Shareholders' Distribution	-	(10,800)
Net cash flows provided by (used in) financing activities	40,747	(11,260)

NET INCREASE (DECREASE) IN CASH	7,312	(5,352)

CASH AT BEGINNING OF PERIOD	6,020	11,615
CASH AT END OF PERIOD	$ 13,332	$ 6,263

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$ 18,448	$ 2,017
Income Taxes Paid	$ -	$ 800

Schedule of Noncash Investing and Financing Activities:
Property and equipment adjustment	$ -	$ 253,062
Equipment purchased under capital lease obligations	$ 4,700	$ -
Issuance of common shares for:
Reduction of accrued liabilities	$ 50,000	$ -
Retirement of related party debt	125,000	-
Deferred compensation	112,500	6,468,000
	$ 287,500	$ 6,468,000

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: MotivNation, Inc. (F/k/a Aberdeen Mining Company, “the Company”) was incorporated on April 26, 1946, under the laws of the State of Idaho. The Company was organized to explore for, acquire and develop mineral properties in the State of Idaho. The initial and subsequent efforts in the acquisition, exploration and development of potentially viable and commercial mineral properties were unsuccessful. The Company has since ceased its mining business.

In 2003, the Company merged into its wholly-owned Nevada subsidiary, and changed its corporate domicile from the State of Idaho to the State of Nevada. The Company also changed its name from Aberdeen Idaho Mining Company to Aberdeen Mining Company.

On May 11, 2004, the Company completed a “reverse acquisition” transaction with Damon’s Motorcycle Creations, Inc. (“DAMON”), from which the Company acquired substantially all the assets and assumed substantially all the liabilities of DAMON, in consideration for the issuance of a majority of the Company’s shares of common stock. The reverse acquisition was completed pursuant to the Asset Purchase Agreement, dated as of May 11, 2004. Concurrent with the closing of the reverse acquisition, DAMON agreed to transfer 4,500,000 of the 88,879,850 shares it acquired from the Company to a creditor in exchange for the cancellation of the trade debt and as payment for ongoing consultant services by such creditor. For accounting purposes, DAMON is the acquirer in the reverse acquisition transaction, and consequently the assets and liabilities and the historical operations reflected in the financial statements are those of DAMON and are recorded at the historical cost basis of DAMON. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of DAMON. Since the reverse acquisition transaction is in substance a recapitalization of the Company and is not a business combination, pro forma information is not presented. Such pro forma statements of operations would be substantially identical to the historical statements of operations of the Company, which are presented in the accompanying consolidated statements of operations.

Following the reverse acquisition, the Company changed its name to MotivNation, Inc.

On October 11, 2004, the Company and its wholly owned subsidiary, TrixMotive Inc., a Nevada corporation, entered into an Asset Purchase Agreement with Moonlight Industries, Inc., a California corporation (“Moonlight”), to acquire certain assets and liabilities of Moonlight in exchange for 14,000,000 shares of the Company’s common stock. The president of Moonlight became the Secretary of TrixMotive. The Company’s president and secretary agreed to return, in the aggregate, 14,000,000 shares of the Company’s common stock held by them to the Company prior to the closing of this acquisition. The company will continue under the Moonlight brand but will operate under the TrixMotive corporate entity.

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

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Presentation of Interim Information: The financial information at June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and with the historical financial statements of DAMON included in the 8-K report.

The results for the three and six months ended June 30, 2005 may not be indicative of results for the year ending December 31, 2005 or any future periods.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of MotivNation, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2 – GOING CONCERN

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

NOTE 3 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items at June 30, 2005:

Inventory
Paint materials	$ 90,745
Mechanical materials	32,703
Body shop materials	12,547
Vehicle Chassis	95,791
Total	$ 231,786
Property and Equipment
Automobiles	$ 44,406
Furniture and fixtures	1,839

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Machinery and equipment	250,046
Office equipment	700
296,991
Less: accumulated depreciation	(38,235)
Total	$ 258,756

NOTE 3 – BALANCE SHEET DETAILS (Continued)

Accrued Liabilities
Credit cards payable	$ 23,139
Accrued payroll and related expenses	53,046
Accrued insurance	13,642
Accrued interest	11,308
Other accrued liabilities	43,910
Total	$ 145,045
Unearned Revenue
Customers Deposits	$ 86,206
Billings in excess of cost and earnings
on uncompleted jobs	148,300
Total	$ 234,506

NOTE 4 – GOODWILL

As of June 30, 2005, the Company had goodwill of $333,242 as a result of the acquisition of Moonlight Industries, Inc. in October 2004. See Note 8 for additional information on activities relating to this acquisition.

During the three and six months ended June 30, 2005, the Company recorded no impairment charges under Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).

NOTE 5 – INVENTORY LINE OF CREDIT

On December 21, 2004, TrixMotive entered into a Revolving Line of Credit Inventory Financing Agreement with Infinity Capital Partners, LLC, a related party, to finance the Company’s vehicle inventory chassis up to $250,000. Interest is payable at 9% for every inventory chassis financed below $48,000 and at 7% for every inventory chassis financed above $48,000. Principal and interest is due, no longer than ten weeks, upon the delivery and or final payment made to the Company for the finished goods. As of June 30, 2005, the amount drawn against the line was $47,500. The line of credit is secured by the inventory chassis vehicle title and remains in force until January 31, 2006.

NOTE 6 – STOCKHOLDERS’ EQUITY

Restricted Stock Agreements

On February 15, 2005, the Board of Directors approved the issuance of 5,000,000 unregistered

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

shares of the Company’s common stock to each of the three directors and the issuance of 15,000,000 unregistered shares to each of the two consultants, and entered into a Restricted Stock Agreement with each of these directors and consultants. Each Restricted Stock Agreement provides for certain vesting conditions, a lock-up agreement, a first refusal right of the Company with respect to certain proposed transfers, a drag-along right of the Company in connection with certain corporate transactions, and a 5-year market stand-off agreement prohibiting transfers for up to 180 days following the effective date of any registration statement of the Company. If the director or the consultant does not meet the vesting conditions pursuant to the Agreement by December 31, 2005, then a pro rata portion of the restricted shares shall be vested based on the formula provided by the Agreement. All restricted shares that do not vest as of December 31, 2005 shall be automatically rescinded and cancelled. Each director or consultant may vote the stock received to the extent any unvested shares are rescinded and cancelled. The consideration received by the Company consisted of services rendered to the Company and the continuing dedication of these directors and consultants to the Company’s business. The shares were valued at $0.0025 per share, or $112,500 of total.

As of June 30, 2005, 19,912,079 shares were vested and the Company recognized $49,780 in compensation.

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

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

Retirement of a Related Party Debt

The Board has also approved the issuance of 60,000,000 unregistered shares of the Company’s common stock to an officer to retire her debt in the amount of $150,000. As of June 30, 2005, the excess of 10 million shares over the carrying value of the debt, in the amount of $25,000, are pending cancellation subject to the approval by the Board of Directors.

Collateral of Line of Credit

The Board of Directors has also approved to issue 6,000,000 unregistered shares of the Company’s common stock for the consideration for the inventory line of credit as disclosed in Note 5. The shares will be held in an escrow and be released upon either approval from the Company or a default on the terms from the Company. The Company has an option to buy back the shares at $0.06 per share within one year. As of June 30, 2005, the shares had been released and the Company recognized $15,000 in interest expense.

NOTE 7 – NET INCOME (LOSS) PER SHARE

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net income (loss) per share:

	For three months		For six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Numerator:
Net (loss) income	$ (299,531)	$ (6,822)	$ (153,137)	$ 27,609
Denominator:
Weighted Average Number of Shares	210,846,350	88,719,733	229,346,350	49,293,117

Net (loss) income per share-Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ 0.00

As the Company incurred net losses for the three and six months ended June 30, 2005, the effect of dilutive securities totalling 308,457 equivalent shares has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive. There was no dilutive item as of June 30, 2004.

NOTE 8 – BUSINESS ACQUISITIONS

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

Moonlight Industries, Inc.

On October 11, 2004, the Company acquired substantially of all assets and liabilities of Moonlight Industries, Inc. (“Moonlight”) through its acquisition subsidiary, TrixMotive, Inc. (“TrixMotive”). The purchase price for this acquisition was 14,000,000 shares of the Company’s common stock,

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

approximately valued at $0.02375 per share, which is the average price of the Company’s common stock over the five trading days immediately preceding and two trading days immediately following October 11, 2004. The Company’s president and secretary agreed to return, in the aggregate, 14,000,000 shares of the Company’s common stock held by them to the Company prior to the closing of this acquisition.

The acquisition was accounted for as purchase transaction under SFAS No. 141, and accordingly, the tangibles assets acquired were recorded at their fair value at the date of the acquisition. The results of operations of Moonlight Industries have been included in the Company’s consolidated financial statements subsequent to the date of acquisition.

The purchase price was approximately $332,500. Direct transaction costs incurred in connection with the acquisition were immaterial. The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows:

Tangible assets acquired	$ 286,991
Property and equipment	148,193
Goodwill	333,242
Liabilities assumed	(435,926)
Total purchase price	$ 332,500

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three and six months ended June 30, 2004 assuming Moonlight had been acquired at the beginning of the period presented:

	Three Months	Six Months
	ended	ended
	June 30, 2004	June 30, 2004
Net revenue	$ 769,884	$ 1,668,333
Net income	$ 28,464	$ 235,483
Basic and diluted earnings per share	$ 0.00	$ 0.00

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

NOTE 10 – MAJOR CUSTOMERS

For the three and six months ended June 30, 2005, a major customer comprised of $525,932 and

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

$766,750 or 40.9% and 34.7% of the Company’s consolidated sales.

For the three and six months ended June 30, 2004, a major customer comprised of $31,000 and $95,000 or 18.9% and 28.2%, respectively, of the Company’s consolidated sales.

NOTE 11 – GUARANTEES AND PRODUCT WARRANTIES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of June 30, 2005.

In general, DAMON’s offers a five-year warranty on workmanship to original purchaser and a manufacturer’s warranty from 90 days to one year for most of its products sold. TrixMotive warrants to the first registered owner for a period of one year or twelve thousand miles from the date of original purchase, whichever comes first, that this conversion shall be free from defects in materials and workmanship, under normal use and service. The Company’s liability under this warranty is limited solely to the repair or replacement of defective parts and/or workmanship.

The following table summarizes the activity related to the product warranty liability during the first six months of 2005 and 2004:

As of June 30,	2005	2004
Beginning Balance	$ 14,173	$ -
Provision of warranties	6,000	-
Utilization of reserve	(8,773)	-
Ending Balance	$ 11,400	$ -

NOTE 12 – CONTINGENT LIABILITIES

Sales Tax Audit

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company is contingently liable for any sales tax assessments that may arise, pending the completion of the sales tax audit by the State Board of Equalization.

Pending Litigation

Damon’s historically leased four (4) units space in city of Brea, California under four separate non-cancellable operating lease agreements, which expires through November 30, 2007. Damon’s currently does not occupy the spaces. In July, the landlord filed claims against Damon’s for the past due rent and charges of all units, aggregate of $19,657, and the additional amounts due pursuant to the remaining terms of the lease agreements. The obligations under the remaining terms of the lease agreements are estimated at a total of $89,086. Subsequently, Damon’s and the landlord entered into a Surrender Agreement for one unit, providing that Damon’s agreed to forfeit a security deposit of $1,568 and to pay a sum of $3,822, representing the unpaid charges and rent through the date of agreement. In return, the landlord agreed to discharge and release Damon’s from all obligations under the lease agreement of that unit.

No provision for any contingent liabilities has been made in the accompanying consolidated financial statements since management cannot predict the outcome of the claims or estimate the amount of any loss that may result. However, the Company has accrued the past due rent of $19,657 in the accompanying financial statements.

NOTE 13 – SEGMENT INFORMATION

The Company evaluates its reporting segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131. The Chief Executive Officer allocates resources to each segment based on their business prospects, competitive factors, net sales and operating results.

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

The Company reviews the operating companies’ income to evaluate segment performance and allocate resources. Operating companies' income for the reportable segments excludes income taxes, minority interest and amortization of goodwill. Provision for income taxes is centrally managed at the corporate level and, accordingly, such items are not presented by segment. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

Intersegment transactions: Intersegment transactions are recorded at cost.

Summarized financial information of the Company’s results by operating segment is as follows:

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SEGMENT INFORMATION (Continued)

	For Three Months ended		For Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Revenue to External Customers:
Custom Motorcycle	$ 72,549	$ 163,982	$ 216,055	$ 336,577
Custom Automotive	1,213,570	-	1,996,398	-
Total Net Revenue to External Customers	$ 1,286,119	$ 163,982	$ 2,212,453	$ 336,577
Intersegment Revenues:
Custom Motorcycle	$ 2,150	$ -	$ 2,150	$ -
Custom Automotive	-	-	-	-
Total Intersegment Revenues	$ 2,150	$ -	$ 2,150	$ -
Operating (Loss) Income:
Custom Motorcycle	$ (18,253)	$ 9,191	$ (30,937)	$ 44,858
Custom Automotive	10,934	-	(46,629)	-
Operating (loss) income by reportable segments		9,191	(77,566)	44,858
All other operating loss	(43,603)	(17,283)	(77,444)	(17,283)
Consolidated operating (loss) income	$ (50,922)	$ (8,092)	$ (155,010)	$ 27,575
Net (Loss) Income before tax:
Custom Motorcycle	$ (113,853)	$ 11,261	$ (128,432)	$ 45,692
Custom Automotive	6,492	-	(73,410)	-
Net (loss) income by reportable segments	(107,361)	11,261	(201,842)	45,692
All other net loss	(45,751)	(17,283)	(96,064)	(17,283)
Consolidated net (loss) income before Tax	$ (153,112)	$ (6,022)	$ (297,906)	$ 28,409

	At June 30,
Total Assets:	2005	2004
Custom Motorcycle	$ 219,001	$ 523,770
Custom Automotive	412,300	-
	631,301	523,770
All other segments	333,688	-
Consolidated assets	$ 964,989	$ 523,770

NOTE 14 – SUBSEQUENT EVENT

On July 13, 2005, the Board of Directors approved a reverse split of the outstanding shares of common stock in an exchange ratio of one newly issued share for each one-hundred outstanding shares. The Board of Directors will also amend its article of incorporation to maintain its par value at $0.001 per share.

See notes to interim unaudited consolidated financial statements

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Disclaimer Regarding Forward Looking Statements

Certain statements contained in the following description of the business of MotivNation which are not statements of historical fact are what are known as "forward-looking statements," which are basically statements about the future, and which for that reason involve risk and uncertainty, since no one can accurately predict the future. Words such as "plans," "intends," "seeks," "anticipates," "expects," "goal, "hopes" and "objective" often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements of the plans and objectives of the Company’s management with respect to its present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or to fail to successfully implement such plans or achieve such objectives, or to cause such present and future operations to fail to produce revenues, income or profits.

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

On March 8, 2004, pursuant to the terms of that certain Asset Purchase Agreement, dated February 26, 2004, by and among the Company, C&M Transportation, Inc., a Kansas corporation, or C&M, and its sole shareholder, Velocity Holdings, Inc., we acquired substantially all of the assets and liabilities of C&M in exchange for (i) the issuance and delivery to C&M of Eighty-Eight Million Eight Hundred Seventy-Nine Thousand Eight Hundred Fifty (88,879,850) shares of the Company’s common stock, $0.001 par value, and (ii) the assumption by the Company of the assumed liabilities (as defined in the C&M Agreement). Due to certain events that have occurred subsequent to the closing of transaction referenced in the C&M Asset Purchase Agreement, including the imposition of a tax lien by the Internal Revenue Service on certain of the assets and the refusal by First State Bank to further finance the activities of C&M, the parties to the C&M Agreement have agreed to unwind and rescind the C&M transaction pursuant to the terms and conditions of that certain Rescission and Mutual Release Agreement, dated May 6, 2004, by and among the Company, C&M and its sole shareholder.

Shortly after the rescission of the C&M transaction, we acquired substantially all of the assets and liabilities of Damon’s Motorcycle Creations, Inc., a California corporation, or Damon’s. The transaction was completed pursuant to the terms of an Asset Purchase Agreement, dated May 11, 2004, by and among the Company, Damon’s, and Damon’s sole shareholders, Thomas Prewitt and Richard Perez. Pursuant to the terms of the asset agreement, we issued 88,879,850 shares of our common stock to Damon’s and assumed substantially all of the liabilities of Damon’s as consideration for the transfer to us of substantially all of the assets of Damon’s. The shares issued in connection with the transaction will bear a restrictive legend, and represent a majority of our issued and outstanding shares at the close of the transaction. As a result of the transaction, Damon’s obtained control of the Company through its ownership of a controlling interest of our outstanding stock. Thomas Prewitt and Richard Perez together obtained indirect control of the Company through Damon’s ownership of the shares issued in the transaction.

On June 25, 2004, we changed our corporate name to “MotivNation, Inc.,” a name that is more identifiable with our new line of business, by filing an amendment to our Articles of Incorporation with the Nevada Secretary of State.

On October 11, 2004, MotivNation, Inc. and its wholly owned subsidiary, TrixMotive Inc., a Nevada corporation, entered into an Asset Purchase Agreement with Moonlight Industries, Inc., a California corporation, to acquire certain assets and liabilities. According to the terms of the agreement, we acquired certain assets and liabilities of Moonlight in exchange for 14,000,000 shares of MotivNation common stock that was issued to Moonlight’s sole shareholders, Leslie McPhail and her husband David McPhail. The president of Moonlight, Leslie A. McPhail, also serves as the Secretary of TrixMotive. Tom Prewitt and Richard Perez, president and secretary of MotivNation respectively, agreed to return 14,000,000 shares of MotivNation’s common stock held by them prior to the closing of the acquisition. The company will continue under the Moonlight brand but will operate under the TrixMotive corporate entity.

Our Business

Following the acquisitions of Damon’s, and TrixMotive, we ceased our prior mining business operations, but we intend to continue in the motorcycle and automotive industry that Damon’s and TrixMotive, are a part of as well as plan to expand these businesses using the assets we acquired. Damon’s was in the business of customizing motorcycles and automobiles for individuals and performing custom parts and accessories for independent dealers and manufacturers. TrixMotive is in the business of converting automobile chassis into stretched limousines and other specialized automotives.

Additionally, these businesses provide a full-range of services that cater to the custom motorcycle and automotive enthusiast, including the sale, manufacture, converting, customization, armor protecting, and installation of custom-built motorcycles and auto parts and accessories, as well as restoration, repair, and servicing. Damon’s and TrixMotive, also specialized in custom paint work for both motorcycles and automobiles while engaging in the retail sale of aftermarket motorcycle and automotive parts, accessories, and related apparel.

Our target clients fall into two categories: the individual custom automotive enthusiast or collectors of the “one of a kind” custom motorcycle and auto creations, and those of local fabricators, custom shops, and Original Equipment Manufacturers. Our primary market is the latter of two listed and these customers buy materials, supplies, and finished parts for their work in serving the growing market of custom or modified automobile and motorcycle creations. In addition to distributing several lines of materials and equipment, we plan to provide training through independent dealers and our own distribution infrastructure to our primary market clientele.

The services we provide vary based on the client type.

•

Products and services provided to individual retail clients are sold directly to our retail clients and include restoration work, finish and paint for motorcycles and automobiles as well as signature paint and design applied to non automotive personal property.

•

Products and services for independent dealers are sold directly to dealers and include custom and signature finish and design work on a dealer’s own restoration or manufactured work.  Dealer products and services also include consultative work in the preparation of signature paint blends, techniques and design advice related to the dealer’s own project.

•

Products and services for original equipment manufacturers include signature design and fabrication for manufactured parts and accessories which are part of a “designer” or “signature” series of products or design themes.  These products and services are sold directly to the original equipment manufacturer.

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

We offer various products and services depending on which client we are catering to. For our individual retail clients we offer products and services direct and include restoration work, finish and paint for motorcycles and automobiles as well as signature paint and design applied to non automotive personal property. For our independent dealers we offer products and services direct to the dealers which include custom and signature finish and design work on a dealer’s own restoration or manufactured work. We also offer consultative work in the preparation of signature paints blends, techniques, and design advice related to the dealer’s own project. For our original equipment manufacturers we offer services and products that include signature design and fabrication for manufactured parts and accessories, which are a party of a “designer” or “signature” series of products or design themes. These products and services are also sold direct to the original equipment manufacturers.

Results of Operations

Quarter Ended June 30, 2005 Compared with Quarter Ended June 30, 2004

Revenues

We had total revenues of $1,286,119 and $163,982 for the three month period ended June 30, 2005, and 2004 respectively. The increase in revenue of $1,122,137 was primarily due to the acquisition of Moonlight Industries, and the subsequent revenues that are generated from our TrixMotive division. TrixMotive and Damon’s contributed approximately $1,214,000 and $72,500 respectively. Revenue for Damon’s decreased due to the restructuring of Damon’s and the board removal of the former president Thomas Prewitt from the company. This has had an impact on Damon’s business specifically sales. In addition the relocation of Damon’s during the first and second quarter caused revenues to go down.

Cost of Sales

We incurred total costs of $1,057,895 and $103,595 for the three month period ended June 30, 2005, and 2004, respectively. The increase in our cost of sales of $954,300 was primarily due to the acquisition of Moonlight Industries, and the subsequent cost of sales that are generated from our TrixMotive division. TrixMotive and Damon’s cost of sales were approximately $1,024,500 and $33,500 respectively. Damon’s decrease in costs is directly related to their decrease in revenues due to the circumstances mentioned above.

Operating Expenses

Selling, general and administrative expenses for the three month period ended June 30, 2005 and 2004 were $279,146 and $68,479, respectively. The increase in expenses of $210,667 was principally due to the acquisition of Moonlight Industries, and the respective expenses incurred by our TrixMotive division. The expenses incurred by the company that primarily attributed to total operating expenses were Rent and Insurance expense of approximately $71,100 and $40,000 respectively. Rent expense is the largest expense due to the large amount of production and storage space necessary to accommodate our business operation. Insurance expense covers the company’s workers compensation and general liability. Other expenses include Staff Payroll and Accounting expense of approximately $27,800 and $11,000 respectively. Staff payroll are employees that are not involved in labor production and accounting expense is related to the cost to keep the company audited. Consulting and advertising expense of $19,300 and $6,800 respectively also contributed to the increase in SG&A.

Net Loss

Our net loss for the three months ended June 30, 2005 was $153,137 as compared to a net loss of $6,822 for the comparative period in 2004.  Our net loss is primarily attributed to the company's increase in operating expenses due to the expansion of our business through our acquisition of Moonlight, and the additional direct costs related to maintaining a public entity. In addition net loss increased because of the loss of revenues due to the relocation of Damon’s and the added expenses of moving a business.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Revenues

We had total revenues of $2,212,453 and $336,577 for the six month period ended June 30, 2005, and 2004 respectively. The increase in revenue of $1,875,876 was primarily due to the acquisition of Moonlight Industries, and the subsequent revenues that are generated from our TrixMotive division. TrixMotive and Damon’s contributed approximately $1,996,000 and $216,000 respectively. Revenue for Damon’s decreased due to the restructuring of Damon’s and the board removal of the former president Thomas Prewitt from the company. This has had an impact on Damon’s business specifically sales. In addition the relocation of Damon’s during the first and second quarter caused revenues to go down.

Cost of Sales

We incurred total costs of $1,791,406 and $185,737 for the six month period ended June 30, 2005, and 2004 respectively. The increase in our cost of sales of $1,605,669 was primarily due to the acquisition of Moonlight Industries, and the subsequent cost of sales that are generated from our TrixMotive division. TrixMotive and Damon’s cost of sales were approximately $1,676,000 and $115,000 respectively. Damon’s decrease in costs is directly related to their decrease in revenues due to the circumstances mentioned above.

Operating Expenses

Selling, general and administrative expenses for the six month period ended June 30, 2005 and 2004 were $576,057 and $123,265, respectively. The increase in expenses of $452,792 was principally due to the acquisition of Moonlight Industries, and the respective expenses incurred by our TrixMotive division. The expenses incurred by the company that primarily attributed to total operating expenses were Rent and Insurance expense of approximately $140,000 and $77,500 respectively. Rent expense is the largest expense due to the large amount of production and storage space necessary to accommodate our business operation. Insurance expense covers the company’s workers compensation and general liability. Other expenses include Staff Payroll and Depreciation expense of approximately $53,600 and $31,100 respectively. Staff payroll are employees that are not involved in labor production. Consulting and advertising expense of $33,200 and $22,200 respectively also contributed to the increase in SG&A. In addition Accounting expense which is the costs incurred in order to keep the numbers audited were $21,000 for the period ending June 30, 2005.

Net Income

Our net loss for the six months ended June 30, 2005 was $299,531, as compared to a net income of $27,609 for the comparative period in 2004. Our increase in net loss is primarily attributed to the company's increase in operating expenses due to the expansion of our business through the acquisition of Moonlight, and the additional direct costs related to maintaining a public entity. In addition net loss increased because of the loss of revenues due to the relocation of Damon’s and the added expenses of moving a business.

Liquidity and Capital Resources

Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable. At June 30, 2005, we had a working deficit of $410,537 resulting primarily from the company’s large unearned revenue and accounts payable.

Net cash provided by operating activities was a negative $23,541 for the second quarter of 2005, which resulted primarily from the decrease in unearned revenue of $526,913 and a decrease in Accounts receivable of $711,963. An offset to this was an increase in Inventory and Prepaid/Other Assets of $75,249 and $46,798 respectively.

Net cash provided in investing activities was a negative $9,894 which was primarily due to the purchase of property and equipment.

Net cash from financing activities was $40,747 for the second quarter of 2005 and resulted primarily from proceeds from related parties of $63,022. This was slightly offset by repayments of long-term debt of $22,275.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Risks and Uncertainties

Our business, and the value of our common stock, is affected by certain risks and uncertainties, some of which include the following:

We Have Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Operations.

Since our inception, we have not been profitable and we may not be profitable in the future. We may continue to incur losses on a quarterly or annual basis for a number of reasons, some within and others outside our control. (See “Our Limited Operating History Makes It Difficult To Forecast Our Future Results” and “We Are Subject to Price Volatility Due to Our Operations Materially Fluctuating.”) No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

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

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our financial statements for the year ended December 31, 2004 and the notes to our unaudited financial statements for the three months ended June 30, 2005, however, includes an explanatory paragraph indicating there is a substantial doubt about the Company’s ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional debt and/or equity financing. There can be no assurances that these plans will be successful.

Our Limited Operating History Renders Makes It Difficult To Forecast Our Future Results.

We had been a non-operating company for many years prior to the acquisition of Damon’s and Moonlight Industries. Therefore, we have a limited operating history and our business and prospects must be considered in light of the risks and uncertainties inherent in a development-stage venture, many of which are beyond our control, including:

•	our ability to distribute, sell and market our services and products;
•	our ability to develop and offer new services and products;
•	the performance of our motorcycle and automotive products and accessories;

•	the significant and ongoing funds needed to achieve our production, marketing and sales objectives;
•	the appeal of our services and products to consumers;
•	our ability to generate adequate revenue to support our operations;

•	our ability to maintain positive cash flow resulting from extended periods of monetary responsibility in the form of labor for extensive custom works in progress;
•	the loss or injury of our principal design or technical staff; and
•	changes in environmental regulation and enforcement relating to our operations, including those governing VOC emissions.

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

We Are Subject to Price Volatility Due to Our Operations Materially Fluctuating

As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may cause our quarterly results to fluctuate include, among others:

•	our ability to retain existing customers;
•	our ability to attract new customers at a steady rate;
•	our ability to maintain customer satisfaction;
•	the extent to which our products and services gain market acceptance;
•	introductions of products and services by competitors;
•	price competition in the markets in which we compete;
•	our ability to attract, train, and retain skilled management,
•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and

•	general economic conditions and economic conditions specific to the aftermarket motorcycle and automotive parts, service and accessories industry.

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

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

Our success is heavily dependent on the efforts, abilities and continued active participation of George Lefevre, Jay Isco, and Leslie McPhail, our CEO, CFO, and Chief Operating Officer respectively. In addition we are dependent on Richard Perez the co-founder of Damon’s Motorcycle Creation. The loss of the services of these individuals, and other principal design or technical staff, would diminish our ability to deliver signature work that our clients desire and otherwise severely harm our business because of their irreplaceable skills and experience. We do not maintain “key person” life insurance on Mr. Lefevre, Mr. Isco, Mrs. McPhail, or Mr. Perez. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff. There can be no assurance that we will be able to recruit or retain other qualified personnel, should it be necessary to do so.

We are subject to federal, state and local government regulations affecting motorcycle and automotive customization and restoration that may affect our operations.

Our business is subject to certain federal, state and local government regulations, including those of the Environmental Protection Agency (“EPA”) and comparable state agencies that regulate emissions of Volatile Organic Compounds (“VOC”) and other air contaminants, the Occupational Safety and Health Administration (“OSHA”), and regulations governing the disposal of oil, grease, tires, batteries and the prevention of pollution. Any changes in the laws or regulations imposed on us by these agencies could significantly increase our costs of doing business and could have a very negative effect on our business.

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

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which May Affect Our Shareholders’ Ability To Sell Shares Of Our Common Stock

There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact shareholders’ ability to sell shares of our common stock.

Because Our Stock Is Considered A Penny Stock, Any Investment In Our Stock Is Considered To Be A High-Risk Investment And Is Subject To Restrictions On Marketability.

Trading of our common stock is conducted over-the-counter through the NASD Electronic Bulletin Board and covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

The Securities and Exchange Commission adopted regulations that generally define a “penny stock” as any equity security that has a market price of less than $5.00 per share. Additionally, if the equity security is not registered or authorized on a national securities exchange or the NASDAQ and the issuer has net tangible assets under $2,000,000, the equity security also would constitute a “penny stock.” Our common stock does constitute a penny stock because our common stock has a market price less than $5.00 per share and our common stock is not quoted on NASDAQ. As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Furthermore, the ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market may be limited. As a result, the market liquidity for our common stock is adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which may negatively affect the market for our common stock. Furthermore, this lack of liquidity also may make it more difficult for us to raise capital in the future.

Future Acquisitions May Disrupt Our Business And Deplete Our Financial Resources

Any future acquisitions we make could disrupt our business and seriously harm our financial condition. While we have no current agreements to do so, we may consider investments in complementary companies and products. In the event of any future acquisitions, we may:

•	issue stock that would dilute our current stockholders’ percentage ownership;
•	incur debt;
•	assume liabilities;
•	incur amortization expenses related to goodwill and other intangible assets; or
•	incur large and immediate write-offs.

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

Our operation of any acquired business will also involve numerous risks, including:

•	integration of the operations of the acquired business and its products;

•	unanticipated costs;
•	diversion of management’s attention from our core business;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering markets in which we have limited prior experience; and
•	potential loss of key employees, particularly those of the purchased organizations.

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

PART II

ITEM 1.     LEGAL PROCEEDINGS

Damon’s historically leased four (4) units space in city of Brea, California under four separate non-cancellable operating lease agreements, which expires through November 30, 2007. Damon’s currently does not occupy the spaces. In July, the landlord filed claims against Damon’s for the past due rent and charges of all units, aggregate of $19,657, and the additional amounts due pursuant to the remaining terms of the lease agreements. The obligations under the remaining terms of the lease agreements are estimated at a total of $89,086. Subsequently, Damon’s and the landlord entered into a Surrender Agreement for one unit, providing that Damon’s agreed to forfeit a security deposit of $1,568 and to pay a sum of $3,822, representing the unpaid charges and rent through the date of agreement. In return, the landlord agreed to discharge and release Damon’s from all obligations under the lease agreement of that unit.

No provision for any contingent liabilities has been made in the accompanying consolidated financial statements since management cannot predict the outcome of the claims or estimate the amount of any loss that may result. However, the Company has accrued the past due rent of $19,657 in the accompanying financial statements.

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

On February 15, 2005, the Company entered into Shares for Debt Agreement with each Jay Isco, the CFO, and Secretary of MotivNation, and Leslie McPhail the Chief Operating Officer together with her husband David McPhail (“McPhail’s”). The company issued 10,000,000 and 60,000,000 restricted shares to Jay Isco and the McPhail’s respectively, pursuant to the terms described in the Shares for Debt Agreements.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following action was taken pursuant to the written consent of a majority of our shareholders, dated August 1, 2005, in lieu of a special meeting of the shareholders. The effective date is expected to be approximately August 22, 2005.

1.     Amend our Certificate of Incorporation to provide for a stock combination (reverse split) of the Common Stock in an exchange ratio of one newly issued share for each one-hundred outstanding shares of Common Stock

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 31.1 – Certification by our President required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2 – Certification by our Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification by our President required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2 – Certification by our Interim Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

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

Dated: September 2, 2005	MotivNation, Inc. By: /s/ George Lefevre George Lefevre CEO