Form 10QSB
period 2005-09-30
MotivNation, Inc.
filed 2005-12-02
CIK 1853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(1)Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2005.

Common Stock, Par Value $0.001	2,293,464
Title of Class	Number of Shares Outstanding as of September, 30 2005

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	13
Controls and Procedures	23
Part II	23
Legal Proceedings	23
Changes in Securities	23
Defaults Upon Securities	23
Submission to a Vote	24
Other Information	24
Exhibits and Reports	24
Signatures	25

Exhibits

Index to Exhibits	26
Exhibits	27

Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIATED BALANCE SHEET (Unaudited)

September 30, 2005

ASSETS
Current Assets
Cash	$ -
Accounts receivable	82,713
Prepaid expenses and other current assets	28,176
Inventory	194,009
Total Current Assets	304,898

Property and equipment, net	226,459

Goodwill	333,242
Other assets	21,417

TOTAL ASSETS	$ 886,016

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 295,116
Cash Overdraft	17,253
Accrued liabilities	143,911
Unearned revenue	82,135
Short-term notes payable to related parties	249,799
Current portion of long-term debt	4,212
Current portion of capital lease obligations	31,299
Total Current Liabilities	823,725

Long-term debt, excluding current portion	7,545
Capital lease obligations, excluding current portion	18,289

Total Liabilities	849,559

Stockholders' Equity
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
2,293,464 shares issued and outstanding	2,294
Paid-in Capital	7,454,410
Deferred compensation and expenses	(6,515,570)
Accumulated deficit	(904,677)
Total Stockholders' Equity	36,457

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 886,016

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For three months ended		For nine months ended
	September 30,		September 30,
	2005	2004	2005	2,004
NET SALES:
Products	$ 146,705	$ 30,868	$ 873,220	$ 125,620
Services	526,605	69,893	2,012,543	311,717
Total net sales	673,310	100,761	2,885,763	437,337
COST OF SALES:
Products	134,078	54,301	800,436	115,414
Services	423,231	71,529	1,548,279	196,153
Total costs of sales	557,309	125,830	2,348,715	311,567

GROSS PROFIT (DEFICIT)	116,001	(25,069)	537,048	125,770

Selling, general and administrative expenses	234,166	66,226	810,223	189,491
OPERATING LOSS	(118,165)	(91,295)	(273,175)	(63,721)

Other income (expenses):
Interest and other income	-	3,616	2	6,467
Loss on disposal of assets	(433)	-	(96,189)	-
Interest expense	(16,868)	(1,470)	(64,010)	(3,487)
Total other income (expenses)	(17,301)	2,146	(160,197)	2,980

NET LOSS BEFORE INCOME TAXES	(135,466)	(89,149)	(433,372)	(60,741)

Provision for income taxes	(25)	-	1,600	800
NET LOSS	$ (135,441)	$ (89,149)	$ (434,972)	$ (61,541)

Net loss per share-basic and diluted	$ (0.06)	$ (0.08)	$ (0.20)	$ (0.09)

Weighted Average Number of Common Shares	2,293,464	1,183,464	2,170,130	723,109

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the nine months ended September 30,	2005		2004
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(434,972)		$(61,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,168		770
Non-cash adjustments	106,505		-
Loss on disposal of assets	96,189		-
(Increase) Decrease in:
Accounts receivable	700,338		(191)
Inventory	(37,472)		14,891
Prepaid and other assets	(39,606)		-
Increase (Decrease) in:
Accounts payable and accrued expenses	117,018		30,463
Unearned revenue	(679,284)		(13,620)
Net cash flows used in operating activities	(128,116)		(29,228)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,694)		(9,874)
Net cash flows used in investing activities	(11,694)		(9,874)

CASH FLOW FROM FINANCING ACTIVITIES
Payments on long-term debt	(43,437)		(1,317)
Net proceeds from related parties	159,974		39,915
Cash Overdraft	17,253		-
Shareholders' Distribution	-		(10,800)
Net cash flows provided by financing activities	133,790		27,798

NET INCREASE (DECREASE) IN CASH	(6,020)		(11,304)

CASH AT BEGINNING OF PERIOD	6,020		11,615
CASH AT END OF PERIOD	$-		$311

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$19,631		$3,487
Income Taxes Paid	$-		$800

Schedule of Noncash Investing and Financing Activities:
Property and equipment adjustment	$-		$253,062
Equipment purchased under capital lease obligations	$4,700		$-
Issuance of common shares for:
Reduction of accrued liabilities	$50,000		$-
Retirement of related party debt	125,000		-
Deferred compensation	112,500		6,468,000
	$287,500	$	$ 6,468,000

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

On May 11, 2004, the Company completed a “reverse acquisition” transaction with Damon’s Motorcycle Creations, Inc. (“DAMON”), from which the Company acquired substantially all the assets and assumed substantially all the liabilities of DAMON, in consideration for the issuance of a majority of the Company’s shares of common stock. The reverse acquisition was completed pursuant to the Asset Purchase Agreement, dated as of May 11, 2004. Concurrent with the closing of the reverse acquisition, DAMON agreed to transfer 45,000 of the 888,799 shares it acquired from the Company to a creditor in exchange for the cancellation of the trade debt and as payment for ongoing consultant services by such creditor. For accounting purposes, DAMON is the acquirer in the reverse acquisition transaction, and consequently the assets and liabilities and the historical operations reflected in the financial statements are those of DAMON and are recorded at the historical cost basis of DAMON. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of DAMON. Since the reverse acquisition transaction is in substance a recapitalization of the Company and is not a business combination, pro forma information is not presented. Such pro forma statements of operations would be substantially identical to the historical statements of operations of the Company, which are presented in the accompanying consolidated statements of operations.

Following the reverse acquisition, the Company changed its name to MotivNation, Inc.

On October 11, 2004, the Company and its wholly owned subsidiary, TrixMotive Inc., a Nevada corporation, entered into an Asset Purchase Agreement with Moonlight Industries, Inc., a California corporation (“Moonlight”), to acquire certain assets and liabilities of Moonlight in exchange for 140,000 shares of the Company’s common stock. The president of Moonlight became the Secretary of TrixMotive. The Company’s president and secretary agreed to return, in the aggregate, 140,000 shares of the Company’s common stock held by them to the Company prior to the closing of this acquisition. The company will continue under the Moonlight brand but will operate under the TrixMotive corporate entity.

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

Presentation of Interim Information: The financial information at September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and with the historical financial statements of DAMON included in the 8-K report.

The results for the three and nine months ended September 30, 2005 may not be indicative of results for the year ending December 31, 2005 or any future periods.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of MotivNation, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain immaterial prior period balances have been reclassified to conform to the current period presentation.

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

NOTE 3 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items at September 30, 2005:

Inventory
Paint materials	$ 114,548
Mechanical materials	23,872
Body shop materials	9,241
Vehicle Chassis	46,348
Total	$ 194,009
Property and Equipment
Automobiles	$ 19,026
Furniture and fixtures	1,839
Machinery and equipment	251,336
Office equipment	700
272,901
Less: accumulated depreciation	(46,442)
Total	$ 226,459

Accrued Liabilities
Credit cards payable	$ 26,871
Accrued payroll and related expenses	43,872
Accrued insurance	2,788
Accrued interest	25,052
Other accrued liabilities	45,328
Total	$ 143,911
Unearned Revenue
Customers Deposits	$ 82,135
Total	$ 82,135

NOTE 4 – GOODWILL

As of September 30, 2005, the Company had goodwill of $333,242 as a result of the acquisition of Moonlight Industries, Inc. in October 2004. See Note 8 for additional information on activities relating to this acquisition.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three and nine months ended September 30, 2005, the Company recorded no impairment charges under Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).

NOTE 5 – INVENTORY LINE OF CREDIT

On December 21, 2004, TrixMotive entered into a Revolving Line of Credit Inventory Financing Agreement with Infinity Capital Partners, LLC, a related party, to finance the Company’s vehicle inventory chassis up to $250,000. Interest is payable at 9% for every inventory chassis financed below $48,000 and at 7% for every inventory chassis financed above $48,000. Principal and interest is due, no longer than ten weeks, upon the delivery and/or final payment made to the Company for the finished goods. As of September 30, 2005, the amount drawn against the line was $68,848. The line of credit is secured by the inventory chassis vehicle title and remains in force until January 31, 2006.

NOTE 6 – STOCKHOLDERS’ EQUITY

Restricted Stock Agreements

On February 15, 2005, the Board of Directors approved the issuance of 50,000 unregistered shares of the Company’s common stock to each of the three directors and the issuance of 150,000 unregistered shares to each of the two consultants, and entered into a Restricted Stock Agreement with each of these directors and consultants. Each Restricted Stock Agreement provides for certain vesting conditions, a lock-up agreement, a first refusal right of the Company with respect to certain proposed transfers, a drag-along right of the Company in connection with certain corporate transactions, and a 5-year market stand-off agreement prohibiting transfers for up to 180 days following the effective date of any registration statement of the Company. If the director or the consultant does not meet the vesting conditions pursuant to the Agreement by December 31, 2005, then a pro rata portion of the restricted shares shall be vested based on the formula provided by the Agreement. All restricted shares that do not vest as of December 31, 2005 shall be automatically rescinded and cancelled. Each director or consultant may vote the stock received to the extent any unvested shares are rescinded and cancelled. The consideration received by the Company consisted of services rendered to the Company and the continuing dedication of these directors and consultants to the Company’s business. The shares were valued at $0.25 per share, or $112,500 of total.

As of September 30, 2005, 259,720 shares were vested and the Company recognized $64,930 in compensation.

Shares for Debt Agreement

The Board of Directors has also approved the issuance of 100,000 unregistered shares of common stock to the Chief Financial Officer, and entered into a Shares for Debt Agreement with him. The consideration received by the Company consisted of $50,000 in services rendered by the CFO during the period from May 11, 2004 through December 31, 2004, and a full release from any other claims for compensation relating to such period. The services had been accrued in

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

prior year.

Retirement of a Related Party Debt

The Board has also approved the issuance of 600,000 unregistered shares of the Company’s common stock to an officer to retire her debt in the amount of $150,000. As of September 30, 2005, the excess of 100,000 shares over the carrying value of the debt, in the amount of $25,000, were cancelled.

Collateral of Line of Credit

The Board of Directors has also approved to issue 60,000 unregistered shares of the Company’s common stock for the consideration for the inventory line of credit as disclosed in Note 5. The shares will be held in an escrow and be released upon either approval from the Company or a default on the terms from the Company. The Company has an option to buy back the shares at $6.00 per share within one year. The shares were released in first quarter and the Company had recognized an interest expense of $15,000.

Reverse Stock Split

On September 9, 2005, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Nevada Secretary of State, pursuant to which the Company effectuated a reverse stock split in an exchange ratio of one newly issued share for each hundred shares of its common stock outstanding, thereby decreasing the number of issued and outstanding shares to 2,293,464. The Board of Directors also amended its articles of incorporation to maintain the par value of the stock at $0.001. The accompanying financial statements have been retroactively adjusted to reflect the reverse stock split.

NOTE 7 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months		For nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Numerator:
Net loss	$ (135,441)	$ (89,149)	$ (434,972)	$ (61,541)
Denominator:
Weighted Average Number of Shares	2,293,464	1,183,464	2,170,130	723,109

Net loss per share-Basic and Diluted	$ (0.06)	$ (0.08)	$ (0.20)	$ (0.09)

As the Company incurred net losses for the three and nine months ended September 30, 2005, the effect of dilutive securities totaling 3,434 and 3,356 equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As the Company incurred net losses for the three and nine months ended September 30, 2004, the effect of dilutive securities totaling 3,320 and 1,107 equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

NOTE 8 – BUSINESS ACQUISITIONS

Damon Motorcycle Creations, Inc.

Pursuant to terms of an Asset Purchase Agreement dated May 11, 2004, the Company acquired substantially all of the assets and liabilities of DAMON in consideration for the issuance of 888,799 shares to the shareholders of DAMON.

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

Details of the net liabilities assumed at book value at the acquisition date are as follows:

Current assets	$-
Less: Current liabilities	9,874
Net liabilities assumed	$(9,874)

Moonlight Industries, Inc.

On October 11, 2004, the Company acquired substantially of all assets and liabilities of Moonlight Industries, Inc. (“Moonlight”) through its acquisition subsidiary, TrixMotive, Inc. (“TrixMotive”). The purchase price for this acquisition was 140,000 shares of the Company’s common stock, approximately valued at $2.375 per share, which is the average price of the Company’s common stock over the five trading days immediately preceding and two trading days immediately following October 11, 2004. The Company’s president and secretary agreed to return, in the aggregate, 140,000 shares of the Company’s common stock held by them to the Company prior to the closing of this acquisition.

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

The purchase price was approximately $332,500. Direct transaction costs incurred in connection with the acquisition were immaterial. The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows:

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Tangible assets acquired	$286,991
Property and equipment	148,193
Goodwill	333,242
Liabilities assumed	(435,926)
Total purchase price	$332,500

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three and nine months ended September 30, 2004 assuming Moonlight had been acquired at the beginning of the period presented:

	Three Months	Nine Months
	ended	ended
	September 30, 2004	September 30, 2004
Net revenue	$398,981	$2,067,314
Net loss	$(262,471)	$(27,128)
Basic and diluted net loss per share	$(0.22)	$(0.04)

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

NOTE 10 – MAJOR CUSTOMERS

For the three and nine months ended September 30, 2005, a major customer comprised of $175,315 and $942,065 or 13.6% and 32.6% of the Company’s consolidated sales.

For the three and nine months ended September 30, 2004, a major customer comprised of $13,810 and $108,810 or 13.7% and 24.9%, respectively, of the Company’s consolidated sales.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of September 30, 2005.

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

The following table summarizes the activity related to the product warranty liability during the first nine months of 2005:

As of September 30,	2005
Beginning Balance	$14,173
Provision of warranties	9,000
Utilization of reserve	(13,423)
Ending Balance	$9,750

NOTE 12 – CONTINGENT LIABILITIES

Pending Litigation

Damon’s historically leased four (4) units space in city of Brea, California under four separate non-cancelable operating lease agreements, which expires through November 30, 2007. Damon’s currently does not occupy the spaces. In July, the landlord filed claims against Damon’s for the past due rent and charges of all units, aggregate of $19,657, and the additional amounts due pursuant to the remaining terms of the lease agreements. The obligations under the remaining terms of the lease agreements are estimated at a total of $89,086. Subsequently, Damon’s and the landlord entered into a Surrender Agreement for one unit, providing that Damon’s agreed to forfeit a security deposit of $1,568 and to pay a sum of $3,822, representing the unpaid charges and rent through the date of agreement. In return, the landlord agreed to discharge and release Damon’s from all obligations under the lease agreement of that unit.

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Risk Management

The Company is exposed to various risks of loss related to torts; theft of, damage to and destruction of assets; error and omissions and natural disasters for which Damon’s does not carry commercial insurance.

NOTE 13 – RELATED PARTY TRANSACTIONS

Two of the related parties’ loans, totaling $126,951, were due in July 2005. The new term is in negotiation; meanwhile, the Company continues to accrue interest pursuant to the original note agreements.

During the third quarter, one officer had advanced, in the total of $54,000 to the Company. The amount is non-interest bearing with no formal repayment terms.

NOTE 14 – SEGMENT INFORMATION

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

Summarized financial information of the Company’s results by operating segment is as follows:

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For Three Months ended		For Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Revenue to External Customers:
Custom Motorcycle	$61,968	$100,761	$278,023	$354,945
Custom Automotive	611,342	-	2,607,740	-
Total Net Revenue to External Customers	$673,310	$100,761	$2,885,763	$354,945
Intersegment Revenues:
Custom Motorcycle	$2,150	$-	$2,150	$-
Custom Automotive	-	-	-	-
Total Intersegment Revenues	$2,150	$-	$2,150	$-
Operating Loss:
Custom Motorcycle	$(4,126)	$(57,431)	$(32,914)	$(12,574)
Custom Automotive	(83,809)	-	(132,587)	-
Operating loss by reportable segments	(87,935)	(57,431)	(165,501)	(12,574)
All other operating loss	(30,230)	(33,863)	(107,674)	(51,147)
Consolidated operating loss	$(118,165)	$(91,294)	$(273,175)	$(63,721)
Net Loss before tax:
Custom Motorcycle	$(6,361)	$(55,286)	$(134,793)	$(9,594)
Custom Automotive	(96,757)	-	(170,167)	-
Net loss by reportable segments	(103,118)	(55,286)	(304,960)	(9,594)
All other net loss	(32,348)	(33,863)	(128,412)	(51,147)
Consolidated net loss before Tax	$(135,466)	$(89,149)	$(433,372)	$(60,741)

	At September 30,
Total Assets:	2005	2004
Custom Motorcycle	$218,397	$513,848
Custom Automotive	334,377	-
	552,774	513,848
All other segments	333,242	-
Consolidated assets	$886,016	$513,848

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

On March 8, 2004, pursuant to the terms of that certain Asset Purchase Agreement, dated February 26, 2004, by and among the Company, C&M Transportation, Inc., a Kansas corporation, or C&M, and its sole shareholder, Velocity Holdings, Inc., we acquired substantially all of the assets and liabilities of C&M in exchange for (i) the issuance and delivery to C&M of Eighty-Eight Million Eight Hundred Seventy-Nine Thousand Eight Hundred Fifty (88,879,850, pre reverse-split) shares of the Company’s common stock, $0.001 par value, and (ii) the assumption by the Company of the assumed liabilities (as defined in the C&M Agreement). Due to certain events that have occurred subsequent to the closing of transaction referenced in the C&M Asset Purchase Agreement, including the imposition of a tax lien by the Internal Revenue Service on certain of the assets and the refusal by First State Bank to further finance the activities of C&M, the parties to the C&M Agreement have agreed to unwind and rescind the C&M transaction pursuant to the terms and conditions of that certain Rescission and Mutual Release Agreement, dated May 6, 2004, by and among the Company, C&M and its sole shareholder.

Shortly after the rescission of the C&M transaction, we acquired substantially all of the assets and liabilities of Damon’s Motorcycle Creations, Inc., a California corporation, or Damon’s. The transaction was completed pursuant to the terms of an Asset Purchase Agreement, dated May 11, 2004, by and among the Company, Damon’s, and Damon’s sole shareholders, Thomas Prewitt and Richard Perez. Pursuant to the terms of the asset agreement, we issued 88,879,850 ( pre reverse-split) shares of our common stock to Damon’s and assumed substantially all of the liabilities of Damon’s as consideration for the transfer to us of substantially all of the assets of Damon’s. The shares issued in connection with the transaction will bear a restrictive legend, and represent a majority of our issued and outstanding shares at the close of the transaction. As a result of the transaction, Damon’s obtained control of the Company through its ownership of a controlling interest of our outstanding stock. Thomas Prewitt and Richard Perez together obtained indirect control of the Company through Damon’s ownership of the shares issued in the transaction.

On June 25, 2004, we changed our corporate name to “MotivNation, Inc.,” a name that is more identifiable with our new line of business, by filing an amendment to our Articles of Incorporation with the Nevada Secretary of State.

On October 11, 2004, MotivNation, Inc. and its wholly owned subsidiary, TrixMotive Inc., a Nevada corporation, entered into an Asset Purchase Agreement with Moonlight Industries, Inc., a California corporation, to acquire certain assets and liabilities. According to the terms of the agreement, we acquired certain assets and liabilities of Moonlight in exchange for 14,000,000 (pre reverse-split) shares of MotivNation common stock that was issued to Moonlight’s sole shareholders, Leslie McPhail and her husband David McPhail. The president of Moonlight, Leslie A. McPhail, also serves as the Secretary of TrixMotive. Tom Prewitt and Richard Perez, president and secretary of MotivNation respectively, agreed to return 14,000,000 (pre reverse-split) shares of MotivNation’s common stock held by them prior to the closing of the acquisition. The company will continue under the Moonlight brand but will operate under the TrixMotive corporate entity.

On September 9th, 2005 the company amended their Certificate of Incorporation with the state of Nevada to provide for a stock combination (reverse split) of the Common Stock in an exchange ratio of one newly issued share for each one-hundred outstanding shares of Common Stock

Our Business

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

Results of Operations

Quarter Ended September 30, 2005 Compared with Quarter Ended September 30, 2004

Revenues

We had total revenues of $673,310 and $100,761 for the three month period ended September 30, 2005, and 2004 respectively. The increase in revenue of $572,549 was primarily due to the acquisition of Moonlight Industries, and the subsequent revenues that are generated from our TrixMotive division. TrixMotive and Damon’s contributed approximately $611,342 and $61,968 respectively in quarter ending 2005. Revenue for Damon’s decreased due to the restructuring of Damon’s and the board removal of the former president Thomas Prewitt from the company. This has had an impact on Damon’s business specifically sales. In addition the relocation of Damon’s during the first and second quarter has caused revenues to subsequently go down.

Cost of Sales

We incurred total costs of $557,309 and $125,830 for the three month period ended September 30, 2005, and 2004, respectively. The increase in our cost of sales of $431,479 was primarily due to the acquisition of Moonlight Industries, and the subsequent cost of sales that are generated from our TrixMotive division. TrixMotive and Damon’s cost of sales were approximately $525,407 and $31,902 respectively. Damon’s decrease in costs is directly related to their decrease in revenues due to the circumstances mentioned above.

Operating Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2005 and 2004 were $234,166 and $66,226, respectively. The increase in expenses of $167,940 was principally due to the acquisition of Moonlight Industries, and the respective expenses incurred by our TrixMotive division. The expenses incurred by the company that primarily attributed to total operating expenses were Rent and Insurance expense of approximately $52,397 and $37,819 respectively. Rent expense is the largest expense due to the large amount of production and storage space necessary to accommodate our business operation. Insurance expense covers the company’s workers compensation and general liability. Other expenses include Staff Payroll and Accounting expense of approximately $32,073 and $21,532 respectively. Staff payroll are employees that are not involved in labor production and accounting expense is related to keeping the company audited and tax returns. Consulting and advertising expense of $19,300 and $9,680 respectively also contributed to the increase in SG&A.

Net Loss

Our net loss for the three months ended September 30, 2005 was $135,441 as compared to a net loss of $89,149 for the comparative period in 2004.  Our net loss is primarily attributed to the company's increase in operating expenses due to the expansion of our business through our acquisition of Moonlight into TrixMotive, and the additional direct costs related to maintaining a public entity. In addition net loss increased because of the loss of revenues due to the relocation of Damon’s and the added expenses of moving a business. Net loss also occurred due to the industry trend in the livery industry for slower sales during the summer months.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Revenues

We had total revenues of $2,885,763 and $437,337 for the nine month period ended September 30, 2005, and 2004 respectively. The increase in revenue of $2,448,426 was primarily due to the acquisition of Moonlight Industries, and the subsequent revenues that are generated from our TrixMotive division. TrixMotive and Damon’s contributed approximately $2,607,740 and $278,023 respectively in the nine months ending 2005. Revenue for Damon’s decreased due to the restructuring of Damon’s and the board removal of the former president Thomas Prewitt from the company. This has had an impact on Damon’s business specifically sales. In addition the relocation of Damon’s during the first and second quarter caused revenues to go down.

Cost of Sales

We incurred total costs of $2,348,715 and $311,567 for the nine month period ended September 30, 2005, and 2004 respectively. The increase in our cost of sales of $2,037,148 was primarily due to the acquisition of Moonlight Industries, and the subsequent cost of sales that are generated from our TrixMotive division. TrixMotive and Damon’s cost of sales were approximately $2,201,724 and $149,140 respectively. Damon’s decrease in costs is directly related to their decrease in revenues due to the circumstances mentioned above.

Operating Expenses

Selling, general and administrative expenses for the nine month period ended September 30, 2005 and 2004 were $810,223 and $189,491, respectively. The increase in expenses of $620,732 was principally due to the acquisition of Moonlight Industries, and the respective expenses incurred by our TrixMotive division. The expenses incurred by the company that primarily attributed to total operating expenses were Rent and Insurance expense of approximately $192,687 and $115,290 respectively. Rent expense is the largest expense due to the large amount of production and storage space necessary to accommodate our business operation. Insurance expense mainly covers the company’s workers compensation and general liability. Other expenses include Staff Payroll and Depreciation expense of approximately $90,161 and $43,168 respectively. Staff payroll are employees that are not involved in labor production. Consulting and advertising expense of $43,286 and $30,573 respectively also contributed to the increase in SG&A. In addition Accounting expense which is the costs incurred in order to keep the numbers audited and our tax returns were $38,282 for the period ending September 30, 2005.

 Net Income

Our net loss for the nine months ended September 30, 2005 was $434,972, as compared to a net loss of $61,541 for the comparative period in 2004. Our increase in net loss is primarily attributed to the company's increase in operating expenses due to the expansion of our business through the acquisition of Moonlight, and the additional direct costs related to maintaining a public entity. In addition net loss increased because of the loss of revenues due to the relocation of Damon’s and the added expenses of moving a business. Net loss also occurred due to the industry trend in the livery industry for slower sales during the summer months.

Liquidity and Capital Resources

Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable. At September 30, 2005, we had a working deficit of $518,827 resulting primarily from the company’s large Short-term notes payable and trade accounts payable.

Net cash provided by operating activities was a negative $128,116 for the third quarter of 2005, which resulted primarily from the decrease in unearned revenue of $679,284 and an increase in Inventory and prepaid/other assets of $37,472, and $39,606 respectively. An offset to this was a decrease in Accounts Receivable and an increase in Accounts payable and accrued expenses of $117,018.

Net cash provided in investing activities was a negative $11,694 which was primarily due to the purchase of property and equipment.

Net cash from financing activities was $133,790 for the third quarter of 2005 and resulted primarily from proceeds from related parties of $159,974. This was slightly offset by repayments of long-term debt and cash overdraft of $43,437 and $17,253 respectively.

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

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our financial statements for the year ended December 31, 2004 and the notes to our unaudited financial statements for the three months ended September 30, 2005, however, includes an explanatory paragraph indicating there is a substantial doubt about the Company’s ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional debt and/or equity financing. There can be no assurances that these plans will be successful.

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

Damon’s historically leased four (4) units space in city of Brea, California under four separate non-cancelable operating lease agreements, which expires through November 30, 2007. Damon’s currently does not occupy the spaces. In July, the landlord filed claims against Damon’s for the past due rent and charges of all units, aggregate of $19,657, and the additional amounts due pursuant to the remaining terms of the lease agreements. The obligations under the remaining terms of the lease agreements are estimated at a total of $89,086. Subsequently, Damon’s and the landlord entered into a Surrender Agreement for one unit, providing that Damon’s agreed to forfeit a security deposit of $1,568 and to pay a sum of $3,822, representing the unpaid charges and rent through the date of agreement. In return, the landlord agreed to discharge and release Damon’s from all obligations under the lease agreement of that unit. Currently Damon’s is no longer occupying any of the four units in Brea.

No provision for any contingent liabilities has been made in the accompanying consolidated financial statements since management cannot predict the outcome of the claims or estimate the amount of any loss that may result. However, the Company has accrued the past due rent of $19,657 in the accompanying financial statements.

ITEM 2.	CHANGES IN SECURITIES

 None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following action has taken pursuant to the written consent of a majority of our shareholders, dated August 1, 2005, in lieu of a special meeting of the shareholders.

1.

On September 9th, 2005 the company has amended our Certificate of Incorporation with the state of Nevada to provide for a stock combination (reverse split) of the Common Stock in an exchange ratio of one newly issued share for each one-hundred outstanding shares of Common Stock

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

Dated: December 2, 2005	MotivNation, Inc.

By:/s/ George Lefevre
George Lefevre CEO