Form 10KSB
period 2005-12-31
MotivNation, Inc.
filed 2006-03-31
CIK 1853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Issuer's telephone number including area code: (888) 258-6458

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title if Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. __

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X         No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ____ No   X

The issuer’s revenues for its most recent fiscal year ended December 31, 2005 was $3,286,523.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of December 31, 2005 was approximately $46,489 based on a share value of $.79.

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2005 was 2,293,464 shares.

Documents Incorporated by Reference

None

Transitional Small Business Disclosure Format (check one): Yes __ No    X

MOTIVNATION, INC.

FOR THE FISCAL YEAR ENDED

December 31, 2004

Index to Report

on Form 10-KSB

PART I	Pages(s)

Item 1.	Description of Business.	1
Item 2.	Description of Property.	8
Item 3.	Legal Proceedings.	9
Item 4.	Submission of Matters to a Vote of Security Holders.	10

PART II

PART III

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	Our ability to distribute, sell, and market our services and products;
•	Our ability to develop and offer new services and products;
•	The performance of our motorcycle and automotive products and accessories;
•	The significant and ongoing funds needed to achieve our production, marketing, and sales objectives;
•	The appeal of our services and products to consumers;
•	Our ability to generate adequate revenue to support our operations;
•	Our ability to maintain positive cash flow resulting from extended periods of monetary responsibility in the form of labor for extensive custom works in progress;
•	The loss or injury of our principal design or technical staff; and
•	Changes in environmental regulation and enforcement relating to our operations, including those governing VOC emissions.

Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Management’s Discussion and Analysis" under Item 6.

In this filing references to “MotivNation,” “Company,” “we,” “our,” and/or “us,” refers to MotivNation, Inc.

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

On March 8, 2004, pursuant to the terms of the Asset Purchase Agreement dated February 26, 2004, we acquired substantially all of the assets and liabilities of C&M Transportation, Inc., a Kansas corporation whose sole shareholder was Velocity Holdings, Inc. In the agreement we acquired substantially all of the assets and liabilities of C&M in exchange for the issuance and delivery to C&M of 888,799 (post-split) shares of our common stock.

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

Shortly after the rescission of the C&M transaction, on May 11, 2004 we entered into an Asset Purchase Agreement with Damon’s Motorcycle Creations, Inc, a California corporation. According to the terms of the agreement we acquired substantially all of the assets and liabilities of Damon’s in exchange for 888,799 (post-split) shares of our common stock that we issued to Damon’s sole shareholders, Thomas Prewitt and Richard Perez. The shares issued are restricted stock and bear a restrictive legend. As a result of the transaction, Mr. Prewitt and Mr. Perez together obtained indirect control of the Company through Damon’s ownership of a majority of our issued and outstanding shares.

On June 25, 2004, we changed our corporate name to “MotivNation, Inc.” by filing an amendment to our Articles of Incorporation with the Nevada Secretary of State. We feel the name is more indicative of our new line of business and is more identifiable.

On October 11, 2004, MotivNation, Inc. and its wholly owned subsidiary, TrixMotive Inc., a Nevada corporation, entered into an Asset Purchase Agreement with Moonlight Industries, Inc., a California corporation, to acquire certain assets and liabilities. According to the terms of the agreement, we acquired certain assets and liabilities of Moonlight in exchange for 140,000 (post-split) shares of MotivNation common stock that was issued to Moonlight’s sole shareholders, Leslie McPhail and her husband David McPhail. The president of Moonlight, Leslie A. McPhail, also serves as the Secretary of TrixMotive. Tom Prewitt and Richard Perez, president and secretary of MotivNation respectively, agreed to return 140,000 (post-split) shares of MotivNation’s common stock held by them prior to the closing of the acquisition. The company will continue under the Moonlight brand but will operate under the TrixMotive corporate entity.

(b) Business of Issuer

Following the acquisitions of Damon’s, and TrixMotive, we ceased our prior business operations, but we intend to continue in the motorcycle and automotive industry that Damon’s and TrixMotive, are a part of as well as plan to expand these businesses using the assets we acquired. Damon’s was in the business of customizing motorcycles and automobiles for individuals and performing custom parts and accessories for independent dealers and manufacturers. TrixMotive is in the business of converting automobile chassis into stretched limousines and other specialized automotives.

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

Competition

The market for our products and services are highly competitive and there are no substantial barriers to entry. There are a lot of competitors in this industry but our main ones are: Arlen Ness, West Coast Choppers, Chip Foose, Orange Coast Choppers, Rock & Roll Custom Paintwork, Al Martinez Paint and Body, Coastal Limousines, Pinnacle Limousine, Coach Industries Group, and Royal Coach by Victor. We expect that competition will intensify and new competitors may enter the market with the growing trends of custom motorcycles and automobiles, which may result in a reduction in profit margins on our products and services.

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

Dependence on One or More Customers

One customer accounted for approximately $967,065 or 32.5% of the Customized Automotive segment revenues for the year ended December 31, 2005. Three customers accounted for approximately $219,950 or 43.6% of the Customized Automotive segment revenues for the year ended December 31, 2004. A major customer accounted for approximately $52,440 and $161,635 or 17% and 25.6% of the Customized Motorcycle segment revenues for the year ended December 31, 2005 and 2004, respectively.

Intellectual Property

We have not filed for any patents or trademarks, and we have no license agreements. We are not a licensed Harley-Davidson dealer, as we do not sell new Harley-Davidson motorcycles. Although we believe we have obtained common law rights outside that of the United States Patent and Trademark Office through the use of the name “Damon’s Motorcycle Creations”, “Moonlight Industries”, “MotivNation”, and “TrixMotive”, in connection with our business, our failure to obtain proprietary protection in the future for the use of the name could negatively impact our operations.

Government Regulations

Our business is subject to certain federal, state, and local government regulations, including those of the Environmental Protection Agency (“EPA”) and comparable state agencies that regulate emissions of Volatile Organic Compounds (“VOC”) and other air contaminants, the Occupational Safety and Heal Administrations (“OSHA”), and regulations governing the disposal of oil, grease, tires, batteries, and the prevention of pollution. Although we believe we are in compliance with all of these agencies and government regulations, our failure to comply with such regulations could result in the termination of our operations, impositions of fines, or liabilities in excess of our capital resources. In addition, any changes in the laws or regulations imposed on us could significantly increase our costs of doing business and could have a negative impact on our business.

Personnel

As of March 31, 2006 we had 31 full-time employees, including 27 in production staff and 4 in sales and administration. Management believes our future success will depend in large part upon our ability to attract and retain qualified employees. We have no collective bargaining agreements with our employees and believe our relations with our employees are good.

(c) Reports to Security Holders

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 450 Fifth Street, N.W., Room 1024, Washington D.C. 20549. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0030. Our filings are also available through the SEC’s Electronic Date Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 450 Fifth Street, N.W., Washington D.C. 20549 at prescribed rates.

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

MotivNation maintains its corporate headquarters at 18101 Von Karman Ave. Ste 330, Irvine, CA 92612. We lease approximately 1,000 square feet of office space under a month to month lease. The minimum monthly rental for the premises is approximately $1,255, plus standard, ancillary charges, such as property taxes, insurance, and certain operating expenses applicable to the leased premises.

Damon's currently leases 1 unit that is approximately 13,890 square feet of retail, service, warehouse, and fenced yard space. The units are located at 1741 E. Lambert Road, La Habra, CA 90631. The lease requires a monthly rental payment of approximately $5,000.

TrixMotive maintains its primary operations at 14948 Shoemaker Avenue, Santa Fe Springs, CA 90670, and 14946 Shoemaker Avenue Units I, Santa Fe Springs, CA 90670. The leases require a collective monthly rental payment of approximately $10,000

ITEM 3.	LEGAL PROCEEDINGS.

We may from time to time be involved in routine legal matters incidental to our business; however, at this point in time we are currently not involved in any litigation, nor are we aware of any threatened or impending litigation.

Prior to our acquisition of the assets of Moonlight Industries a worker’s compensation claim had been filed against Moonlight Industries by a former employee. Despite the fact that the injury had taken place with an employer that was not Moonlight Industries as claim was filed against Moonlight and has been in litigation. Moonlight continues to defend against this claim and believes it is without merit. Despite the fact that this incident had taken place prior to our acquisition on the assets of Moonlight Industries and that we acquired only the assets and not the liabilities of Moonlight Industries, this worker’s compensation claim could become material to the company.

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

On December 7, 2005, a customer of TrixMotive filed a lawsuit in the Superior Court of Santa Clara County of California against TrixMotive claiming for breach of contract and warranty, intentional and negligence misrepresentation for a customized vehicle. The plaintiff seeks $98,827 in compensatory damages and other unspecified damages plus interest, attorneys’ fees and costs. Management believes they have meritorious defenses against the lawsuit, and will continue to vigorously defending it.

The Company is also currently party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

While the outcome of these matters is not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None occurred during the 4th Quarter.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

We have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the NASDAQ Stock Market, and prices for our common stock were published on the OTC Bulletin under the trading symbol “MOVN” through October 25, 2005, subsequently on October 26, 2005, in conjunction with the a one for one-hundred reverse split., our OTC: BB trading symbol changed to “MOVT”. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2005*		2004*
	High	Low	High	Low
1st Quarter	$2.30	$1.10	$35.00	$14.00
2nd Quarter	$1.50	$0.80	$35.00	$20.00
3rd Quarter	$1.70	$0.10	$35.00	$2.50
4th Quarter	$3.00	$0.05	$4.00	$0.90

* Prices have been modified to reflect post split values

Holders of Common Stock

As of December 31, 2005, we had approximately 548 stockholders of record of the 2,293,464 shares outstanding

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

Transfer Agent and Registrar

MOVT’s transfer agent is Fidelity Transfer Company, 1800 S. West Temple, Suite 301

Salt Lake City, UT 84115

Securities authorized for issuance under equity compensation plans.

N/A

Recent Sales of Unregistered Securities

The following is a description of all equity securities of the Company sold by the Company during the period covered by this Annual Report on Form 10-KSB that were not registered under the Securities Act of 1933 as amended, including registered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

On April 20, 2004, we and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which Neotactix agreed to provide certain business consulting services to us as specified in the Agreement, In exchange for such services, we agreed to issue 196,000 (post-split) shares of our common stock. We and NTX agree that the compensation shares issued by us to affiliates of NTX shall be cancelled and returned to us if, prior to October 31, 2005, we have has not achieved certain benchmarks pursuant to the Agreement. The agreement was amended by the Board of Directors on October 15, 2005 to extend the Agreement to October 31, 2006.

As of December 31, 2005, none of the benchmarks have occurred. The services, valued at $6.47 million, were deferred until the performances commit.

Restricted Stock Agreements

On February 15, 2005, the Company entered into a Restricted Stock Agreement with each of the following directors: Mark Absher, David Psachie, and Richard Holt. The agreement held that the company would issue 50,000 (post-split) restricted shares to each director, in exchange for the services provided by each director.

On February 14, 2005, the Company entered into a Restricted Stock Agreement with each of two consultants: George Lefevre, and Scott Absher. In consideration for extraordinary services rendered by the Consultants to the Company and the continuing dedication of the Consultants to the Company and its business, we have issued 150,000 restricted shares to each George Lefevre, and Scott Absher.

On February 15, 2005, the Company entered into Shares for Debt Agreement with each Jay Isco, the CFO, and Secretary of MotivNation, and Leslie McPhail the Chief Operating Officer together with her husband David McPhail (“McPhail’s”). The company issued 100,000 (post-split) and 600,000 (post-split) restricted shares to Jay Isco and the McPhail’s respectively, pursuant to the terms described in the Shares for Debt Agreements.

On November 30, 2005 MotivNation issued $300,000 in Convertible Debentures, at an 8% annual interest rate, pursuant to a Securities Purchase Agreement (the “Agreement”). The convertible debentures can be converted into shares of common stock under the following calculation: the Applicable Percentage (as defined herein) multiplied by the Market Price (as defined herein). “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile (the “Conversion Date”). “Trading Price” means, for any security as of any date, the intraday trading price on the Over-the-Counter Bulletin Board (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Borrower and Holder and hereafter designated by Holders of a majority in interest of the Notes and the Borrower or, if the OTCBB is not the principal trading market for such security, the intraday trading price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no intraday trading price of such security is available in any of the foregoing manners, the average of the intraday trading prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. “Trading Day” shall mean any day on which the Common Stock is traded for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. “Applicable Percentage” shall mean 50.0%.

The above notes were issued to the following: AJW Partners, LLC a $35,700 secured convertible debenture, AJW Qualified Partners, LLC a $97,800 secured convertible debenture, New Millennium Capital Partners II, LLC a $4,500 secured convertible debenture, and AJW Offshore, LTD a $162,000 secured convertible debenture.

In connection with the convertible notes, the following common stock issuable upon the exercise of warrants at $1.50: 44,625 shares of common stock issuable to AJW Partners, LLC, 122,250 shares of common stock issuable to AJW Qualified Partners, LLC, 6,625 shares of common stock issuable to New Millennium Capital Partners II, LLC and 202,500 to AJW Offshore, LTD.

The holders of the 8% convertible debentures may not convert its securities into shares of MotivNation’s common stock if after the conversion such holder would beneficially own over 4.99% of the outstanding shares of MotivNation’s common stock. Since the number of shares of MotivNation’s common stock issuable upon conversion of the debentures will change based upon fluctuations of the market price of MotivNation’s common stock prior to a conversion, the actual number of shares of MotivNation’s common stock that will be issued under the debentures owned by the holders is based on a reasonable good faith estimate of the maximum amount needed.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

Following the acquisitions of Damon’s, and TrixMotive in 2004, we ceased our prior business operations. We intend to continue in the motorcycle and automotive industry that Damon’s and TrixMotive are a part of as well as expand in those markets using the assets we acquired. Damon’s was in the business of customizing motorcycles and automobiles for individuals and provided custom parts and accessories for independent dealers and manufacturers. TrixMotive is in the business of converting automobile chassis into stretched limousines and other specialized automotives.

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

Fiscal Year 2005 Compared to Fiscal Year 2004

Results of Operations for the Years Ended December 31, 2005 and 2004 Compared.

	Year Ended December 31, 2005	Year Ended December 31, 2004
Revenues	$3,286,523	$1,136,447

Cost of Revenues	2,784,831	872,084

Gross Profit	501,692	264,363

SG&A	1,192,955	612,898

Other Expenses	179,255	25,107

Provision for income taxes	2,400	800

Net Loss	$872,918	$374,442

 Revenue

	2005	2004	Increase/(decrease)
			$
For the year ended December 31:
Revenue	$ 3,286,523	$1,136,447	$2,150,076

Revenues for the year ended December 31, 2005 were $3,286,523 compared to revenues of $1,136,447 in the year ended December 31, 2004. This resulted in an increase in revenues of $2,150,076, approximately 189% from the same period one year ago. The increase in revenues was primarily due to a full years worth of recognized revenue from TrixMotive, Inc. In addition TrixMotive, Inc. started producing their own full conversion builds which includes providing a customer with a chassis and conversion.

Cost of Revenues

	2005	2004	Increase/(decrease)
			$

For the year ended December 31:
Cost of revenue	$2,784,831	$872,084	$1,912,747

Cost of revenues for the year ended December 31, 2005 was $2,784,831, an increase of $1,912,747 from $872,084 for the same period ended December 31, 2004. The increase in cost of revenues of approximately 219% was primarily due to the direct costs associated with the increase in revenue compared to last year. In addition to the fixed cost of purchasing chassis for our full conversion builds.

General and Administrative expenses

	2005	2004	Increase/(decrease)
			$

For the year ended December 31:
General & Administrative expenses	$1,192,955	$612,898	$580,057

General and administrative expenses were $1,192,955 for the year ended December 31, 2005 versus $612,898 for the year ended December 31, 2004, which resulted in an increase of $580,057. G&A expenses consist primarily of salaries and related costs for executive, sales, finance and other administrative personnel, and the cost of facilities and related spending.

The increase in expenses was primarily due to recognizing a full years worth of expenses from the operations of TrixMotive, Inc. and Damon’s Motorcycle Creations. As a result a comparison between the year ending 2005 and 2004 will not serve as a true comparison, and will have discrepancies. However, G&A expenses for 2005 can be broken down further, and is primarily composed of Rent and Payroll expense of approximately $243,000 and $292,000. $150,000 of payroll expense was accrued officer compensation and in the first quarter of 2006 was exchanged for shares. Other expenses constituting more than 4% of total G&A are the following: Insurance (Workers Compensation & General Liability) expense of approximately $149,000, Accounting expense of approximately $55,000, Consulting Expense of approximately $49,000, and Professional Fees (Legal, Stock Related, and Employee Leasing) of approximately $58,212.

Net Income (Loss)

	2005	2004	Increase/(decrease)
			$

For the year ended December 31:
Net Income (loss)	$(872,918)	$(324,442)	$498,476

The net loss for the year ended December 31, 2005 was $872,918, versus a net loss of $324,442 for the year ended December 31, 2004, an increase in net loss of $498,476. The increase in the net loss was primarily due to recognizing a full years worth of revenue and expense from the operations of TrixMotive, Inc. and Damon’s Motorcycle Creations. Also during the year Damon’s Motorcycle Creation’s relocated to a larger facility, which disrupted output and eliminated some of the walk in business that was established by being in one location for a long period of time. In addition TrixMotive participated in multiple trade-show events to give exposure to the company. Trade shows are costly when it comes to building a show car but the company feels that building a name in the industry is important for future success.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had a working deficit of $681,002 resulting primarily from the company’s large Short-term notes payable, Accrued liabilities and trade accounts payable.

Net cash provided by operating activities was a negative $246,478 for the year ending December 31, 2005. This resulted primarily from the decrease in unearned revenue of $612,052 and an increase in Inventory and prepaid/other assets of $9,317, and $18,621 respectively. An offset to this was a decrease in Accounts Receivable of $690,646, and an increase in Accounts payable and accrued liability of $290,957.

Net cash provided in investing activities for the year ending December 31, 2005 was a negative $11,694 which was primarily due to the purchase of property and equipment.

Net cash from financing activities was $348,738 for the year ending December 31, 2005 and resulted primarily from proceeds from related parties and convertible debt of $175,086 and $225,000 respectively. This was slightly offset by repayments of long-term debt and capital lease obligations of $51,348.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND PRONOUNCEMENTS.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements including various allowances and reserves for accounts receivable and inventories, the estimated lives of long-lived assets and trademarks and trademark licenses as well as claims and contingencies arising out of litigation or other transactions that occur in the normal course of business. The following summarize our most significant accounting and reporting policies and practices:

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

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

RISKS RELATING TO OUR BUSINESS AND OUR MARKETPLACE

We are a relatively young company with a minimal operating history

Since we were a non-operating company for many years prior to our acquisition of Damon’s, it is difficult to evaluate our business and prospects. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Since our acquisition and reorganization in May 2004 and our change of business direction, we have acquired the assets of a growing industry. However, our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees. While management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

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

If we do not achieve profitability, our business may not grow or continue to operate. In order to become profitable, we must increase our revenues and/or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded a net loss of $872,918 for the year ended December 31, 2005, and have an accumulated deficit of $1,342,623. We could incur net losses for the foreseeable future. We will need to generate additional revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

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

Our auditor’s report reflects the fact that we have suffered recurring losses, which raises substantial doubt about our ability to continue as a going concern.

The report of our independent auditors accompanying our financial statements for the year ended December 31, 2005 and previous filings include an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, and additional debt and/or equity financing. There can be no assurances that these plans will be successful.

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

We are largely dependent on duties performed by the officers of the company George Lefevre, Jay Isco, and Leslie McPhail. In addition we are dependent on the co-founder of Damon’s Motorcycle Creations, Richard Perez and the co-founder of Moonlight Industries, David McPhail for specific proprietary technical knowledge and specialized market knowledge. Our intellectual property and our ability to successfully market and distribute our products and services may be at risk from the unanticipated accident, injury, illness, incapacitation, or death of either Mr. Lefevre, Mr. Isco, Mrs. McPhail, Mr. Perez, or Mr. McPhail or the loss of other principal design or technical staff. Upon such occurrence, unforeseen expenses, delays, losses, and diminished abilities to deliver signature work that our client’s desire may be encountered. We maintain “key person” life insurance on Mr. Lefevre and Mr. Isco, but do carry insurance on Mrs. McPhail, Mr. Perez, and Mr. McPhail.

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

Although our products and services are not limited to Harley-Davidson motorcycles, the success of our business is depended upon the popularity of Harley-Davidson motorcycles, and the custom automotive industry. There can be no assurance, however, that the current popularity of Harley-Davidson motorcycles and custom automotives will continue. If such popularity declines, our business operations may be adversely affected.

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

As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result of fiscal year comparisons and our results of operations may not be meaningful. If our results of operations fall below the expectations of investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control such as:

•	Our ability to retain existing customers;
•	Our ability to attract new customers at a steady pace;
•	Our ability to maintain customer satisfaction;
•	The extent to which our products and services gain market acceptance;
•	Introductions of products and services by competitors;
•	Price competition in the markets in which we compete;
•	Our ability to attract, train, and retain skilled management;
•	The amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and
•	General economic conditions and economic conditions specific to the aftermarket motorcycle and automotive parts, services, and accessories industry.

Our principal stockholders beneficially own a substantial amount of our common stock.

Currently, our principal stockholders, George Lefevre, David and Leslie McPhail together, Thomas Prewitt and Richard Perez, own a controlling interest in our common stock. Accordingly, these persons, as a group, will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline. They will also be able to affect most corporate matters requiring stockholder approval by written consent, without then need for a duly noticed and duly held meeting of stockholders. Accordingly other stockholders will be limited in their ability to affect change in how we conduct business.

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

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in our common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-20 of this Form 10-KSB.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MotivNation, Inc.

We have audited the accompanying consolidated balance sheets of MotivNation, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MotivNation, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Spector & Wong, LLP

Pasadena, California

March 29, 2006

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED BALANCE SHEET

	2005	2004
ASSETS
Current Assets
Cash	$ 96,586	$ 6,020
Accounts receivable, net	92,405	783,051
Prepaid expenses and other current assets	26,912	2,554
Inventory	165,854	156,537
Total Current Assets	381,757	948,162

Property and equipment, net	197,911	375,997

Goodwill	333,242	333,242
Debt issuance cost, net	53,472	-
Other assets	21,696	7,433

TOTAL ASSETS	$ 988,078	$ 1,664,834
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 249,740	$ 197,821
Accrued liabilities	363,226	174,188
Unearned revenue	149,367	761,419
Short-term notes payable to related parties	264,911	214,825
Current portion of long-term notes payable	4,216	8,019
Current portion of capital lease obligations	31,299	29,732
Total Current Liabilities	1,062,759	1,386,004

Long-Term Debt
Long-term notes payable, excluding current portion	7,349	22,790
Capital lease obligations, excluding current portion	10,570	39,541
Convertible Notes Payable	300,000	-
Total Long-Term Liabilities	317,919	62,331

Total Liabilities	1,380,678	1,448,335

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
issued and outstanding 2005 2,293,464 shares; 2004 1,183,464 shares	2,294	1,184
Paid-in Capital	1,241,210	7,153,020
Deferred consulting	(293,481)	(6,468,000)
Accumulated deficit	(1,342,623)	(469,705)
Total Stockholders' Equity (Deficit)	(392,600)	216,499

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 988,078	$ 1,664,834

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

For years ended December 31,	2005	2004
Sales:
Sales - products	$ 876,910	$ 229,063
Sales - services	2,409,613	907,384
Total sales	3,286,523	1,136,447

Cost of sales
Cost of products	809,497	135,111
Cost of services	1,975,334	736,973
Total costs of sales	2,784,831	872,084

Gross profit	501,692	264,363

Selling, general and administrative Expenses	1,192,955	612,898

Operating loss	(691,263)	(348,535)

Other income(expenses)
Interest and other income	41,620	12,705
Loss on disposal of assets	(113,995)	(28,403)
Interest expense	(106,880)	(9,409)
Total other income(expenses)	(179,255)	(25,107)

Net loss before state franchise tax	(870,518)	(373,642)

State franchise tax	2,400	800

Net loss	$ (872,918)	$ (374,442)

Net loss per share-Basic and Diluted	$ (0.40)	$ (0.45)

Weighted Average Number of Shares	2,200,964	838,197

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHDOLERS’ EQUITY

For years ended December 31, 2005 and 2004

	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Consulting	Deficit	Total
Balance at December 31, 2003	1,000	$ 1,000	$ 240,659	$ -	$ (84,213)	$ 157,446
						-
Stockholder's Distribution prior to
reverse merger					(11,050)	(11,050)

Retirement of shares due to reverse
merger	(1,000)	(1,000)	1,000			-

Reverse merger with ABED	9,866,500	9,867	911,881		(931,622)	(9,874)

Issuance of common stock for:
Reverse merger	88,879,850	88,880	(1,020,502)		931,622	-
Deferred consulting	19,600,000	19,600	6,448,400	(6,468,000)		-
Acquisition of Moonlight	14,000,000	14,000	318,500			332,500

Retirement of common shares	(14,000,000)	(14,000)	14,000			-

Fixed assets adjustment			258,541			258,541

Inventory adjustment			(136,622)			(136,622)

Net loss					(374,442)	(374,442)

Balance at December 31, 2004	118,346,350	118,347	7,035,857	(6,468,000)	(469,705)	216,499

Reverse split 1 for 100 on
September 9, 2005	(117,162,887)	(117,163)	117,163			-

Balance at December 31, 2004,
retroactively restated	1,183,463	1,184	7,153,020	(6,468,000)	(469,705)	216,499

Issuance of common stock for:
Deferred consulting	450,000	450	112,050	(112,500)		-
Retirement of related party debt	500,000	500	124,500			125,000
Debt issuance cost	60,000	60	14,940			15,000
Reduction of accrued liability	100,000	100	49,900			50,000

Deferred consulting adjustment			(6,213,200)	6,213,200		-

Amortization of deferred consulting				73,819		73,819

Net loss					(872,918)	(872,918)

Balance at December 31, 2005	2,293,463	$ 2,294	$ 1,241,210	$ (293,481)	$ (1,342,623)	$ (392,600)

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For years ended December 31,	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (872,918)	$ (374,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,912	27,237
Amortization of debt issuance cost	1,528	-
Non-cash adjustments	26,573	-
Loss on disposal of assets	113,995	28,403
Issuance of common stock for debt issuance cost	15,000	-
Amortization of deferred consulting	73,819	-
(Increase) Decrease in:
Accounts receivable	690,646	(574,724)
Inventory	(9,317)	43,706
Prepaid and other assets	(18,621)	(877)
Increase (Decrease) in:
Accounts payable and accrued liabilities	290,957	138,053
Unearned revenue	(612,052)	554,090
Net cash flows used in operating activities	(246,478)	(158,554)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,694)	-
Cash increase due to acquisition of Moonlight	-	7,231
Net cash flows provided by (used in) investing activities	(11,694)	7,231

CASH FLOW FROM FINANCING ACTIVITIES
Repayment on long-term notes payable and capital lease obligations	(51,348)	(11,961)
Net proceeds from related parties	175,086	168,739
Net proceeds from convertible debt	225,000	-
Shareholder Distribution	-	(11,050)
Net cash flows provided by financing activities	348,738	145,728

NET INCREASE (DECREASE) IN CASH	90,566	(5,595)

CASH AT BEGINNING OF YEAR	6,020	11,615

CASH AT END OF YEAR	$ 96,586	$ 6,020

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$ 2,400	$ 800
Interest Paid	$ 21,917	$ 3,616
Noncash Investing and Financing Activities:
Equipment purchased under capital lease obligations	$ 4,700	$ 23,500
Common stocks issued for deferred consulting service	$ 112,500	$ 6,468,000
Common stocks issued for reduction of accrued liabilities	$ 50,000	$ -
Common stocks issued for retirement of related party debt	$ 125,000	$ -
Common stocks issued for business acquisitions	$ -	$ 322,626
Inventory and fixed assets adjustments	$ -	$ 121,919

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

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

On October 11, 2004, the Company and its wholly owned subsidiary, TrixMotive Inc. (“TrixMotive”), a Nevada corporation, entered into an Asset Purchase Agreement with Moonlight Industries, Inc., a California corporation (“MOONLIGHT”), to acquire certain assets and liabilities of MOONLIGHT in exchange for 140,000 shares of the Company’s common stock. The president of MOONLIGHT became the Secretary of TrixMotive. The Company’s president and secretary agreed to return, in the aggregate, 140,000 shares of the Company’s common stock held by them to the Company prior to the closing of this acquisition. The company will continue under the MOONLIGHT brand but will operate under the TrixMotive corporate entity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Allowance for Bad Debts: The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. An allowance for bad debts of $0 and $12,253 has been established for the years ending December 31, 2005 and 2004, respectively.

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

Property and Equipment: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 3 to 7 years for office equipment, and 7 years for furniture and fixtures, and 10 years for machinery and tools. Depreciation expense was $53,912 and $27,237 for 2005 and 2004, respectively.

Goodwill: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. There was no impairment of goodwill for the years ended December 31, 2005 and 2004.

Net Income Per Share: Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and the dilutive potential common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effective is anti-dilutive. Dilutive potential common shares consist primarily of stock warrants and shares issuable under convertible debt.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs: All advertising costs are expensed as incurred. Advertising expenses were $17,490 and $3,675 for 2005 and 2004, respectively.

Income Taxes: Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Stock-Based Compensation: The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 and the Emerging Issue Task Force (EITF) Issue No. 00-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

New Accounting Pronouncements: In June 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statement.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effective adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 14, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe this pronouncement will have a material impact in its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the consolidated financial statements of the Company.

In December 2004, the FASB issued SFAS No. 152, which amends FASB statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the consolidated financial statements of the Company.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company’s current accounting under APB 25. SFAS 123(R) is effective beginning in the Company’s first quarter of 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R).

The Company plans to adopt SFAS 123(R) on January 1, 2006, using the modified prospective method and will continue to evaluate the impact of SFAS 123(R) on its operating results and financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

NOTE 3 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

At December 31,	2005	2004
Accounts Receivable, net
Billed -
Completed jobs	$ 58,925	$ 12,285
Jobs in progress	-	739,165
Unbilled -
Completed jobs	32,389	41,648
Jobs in progress	1,091	2,206
Subtotal	92,405	795,304
Less allowance for bad debts	-	(12,253)
Accounts receivable, net	$ 92,405	$ 783,051
Inventory
Painted materials	$ 85,513	$ 101,628
Mechanical materials	23,634	38,858
Body shop materials	10,359	16,051
Vehicles	46,348	-
Total inventory	$ 165,854	$ 156,537

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31,	2005	2004
Property and Equipment, net
Automobiles	$ 19,026	$ 44,406
Furniture and fixtures	1,839	47,539
Machinery and equipment	228,188	305,589
Office equipment	700	2,700
	249,753	400,234
Less: accumulated depreciation	(51,842)	(24,237)
Property and Equipment, net	$ 197,911	$ 375,997
Accrued Liabilities
Accrued payroll and related taxes	$ 69,178	$ 51,867
Credit cards payable	22,685	19,167
Accrued vacation	20,529	13,024
Accrued interest	58,551	1,935
Accrued services	150,000	50,000
Others	42,283	38,195
Total accrued liabilities	$ 363,226	$ 174,188
Unearned Revenue
Customer Deposits	$ 149,367	$ 25,134
Billings in excess of costs and earnings on uncompleted contracts	-	736,285
Total unearned revenue	$ 149,367	$ 761,419

NOTE 4 – SHORT-TERM NOTES PAYABLE TO RELATED PARTIES

At December 31, short-term notes payable to related parties consisted of the following:

		2005	2004
1.)	Revolving line of credit up to $50,000, payable
	to a related party [a]	$ 111,302	$ 43,838

2.)	Payable to a related party, interest accrued at
	10%, due on July 2, 2005 [b]	32,388	32,388

3.)	Demand note payable to a related party, non-
	interest bearing	49,000	12,500

4.)	Demand note payable to a related party, non-
	interest bearing	3,373	-

5.)	Inventory line of credit to a related party [c]	68,848	-

6.)	Payable to a related party, term is open [d]	-	126,099

Total	$ 264,911	$ 214,825

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a.

On July 26, 2004, the Company entered into a revolving line of credit agreement with the Company’s CEO. Under this agreement the Company can borrow working capital advances up to a total of $50,000, payable on or before July 26, 2005, extended to December 31, 2006, with interest payable monthly commencing on December 15, 2004 at 10% per annum. Borrowings under this agreement are unsecured.

b.

The note is convertible into the Company’s common stock at 70% of the average of the three lowest closing bid prices within the first seven trading days after the effective day of the note. The due date of the note is extended to December 31, 2006.

c.

On December 21, 2004, TrixMotive entered into an agreement with Infinity Capital Partners, LLC, a related party, for inventory financing in the amount of $250,000 to finance the Company’s vehicle inventory chassis. Interest is payable at 9% for every inventory chassis financed below $48,000 and at 7% for every inventory chassis financed above $48,000. Principal and interest is due, no longer than ten weeks, upon the delivery and or final payment made to the Company for the finished goods. The line of credit is secured by the inventory chassis vehicle title and remains in force until January 31, 2006.

The Company also agreed to issue 6,000,000 shares of the Company’s common stock for the consideration for this line of credit (see Note 8 to consolidated financial statements).

d.

In February 2005, the Board of Directors has approved the issuance of 600,000 unregistered shares of the Company’s common stock to an officer to retire her debt in the amount of $150,000. As of September 30, 2005, the excess of 100,000 shares over the carrying value of the debt, in the amount of $25,000, were cancelled.

NOTE 5 – LONG-TERM NOTES PAYABLE

At December 31, 2005 and 2004, long-term notes payable consisted of the following:

		2005	2004
1.)	Note Payable to Dell - Monthly installments of
	$90, including interest at 9.99% per annum, due
	March 2006. Secured by office equipment.	$ 794	$ 1,256

2.)	Note Payable to Bank of America - Monthly
	installments of $337, including interest at 5.99%
	per annum, due January 2009. Secured by a vehicle	10,771	13,549

3.)	Note Payable to Bank of America - Monthly
	installments of $374, including interest at 4.92%
	per annum, due December 2008. Secured by a vehicle	-	16,004
		11,565	30,809
	Less: current maturities	(4,216)	(8,019)

	Long-term notes payable	$ 7,349	$ 22,790

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future principal payments on the notes payable as of December 31, 2005 are summarized as follows:

Year ending December 31,
2006	$ 4,216
2007	3,687
2008	3,662
$ 11,565

NOTE 6 – CAPITAL LEASE OBLIGATIONS

During 2005, the Company entered into a capital lease agreement for a copier. The lease began in March 2005 and requires thirty-six equal monthly payments of $143. During 2004, the Company acquired a shear and two press brake machines under the provisions of three individual capital lease agreements. The leases began in April 2004, May 2004 and September 2004 and require thirty-six equal monthly payments of $1,349, $750 and $755, respectively. The leases bear interest rate ranging from 8.87% to 9.70%.

The following table presents the future minimum lease payments under the capital leases together with the present value of the minimum lease payments as of December 31, 2005:

Year Ending December 31,
2006	$ 35,964
2007	12,704
2008	286
Total minimum lease payments	48,954
Lease amount representing interest	7,085
Present value of minimum lease payments	41,869
Less: current portion	31,299
Non-current portion	$ 10,570

The following is an analysis of leased assets included in property and equipment at December 31, 2005 and 2004:

At December 31,	2005	2004
Machinery and equipment	$ 91,841	$ 87,141
Less: accumulated depreciation	(11,675)	(2,178)
Net leased assets	$ 80,166	$ 84,963

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On November 30, 2005, the Company entered into a Security Purchase Agreement (the “Agreement”) and agreed to issue and sell (i) callable secured convertible notes up to $2 million, and (ii) warrants to acquire aggregate of 2.5 million of the Company’s common stocks. The notes bear interest at 8% per annum, are secured by the Company’s assets, and are convertible into the Company’s common stock at a conversion price of 50% of the average of the lowest three trading price for the common stock during the twenty trading day period ending one trading day prior to the date the conversion notice is sent by the note holder to the Company. Interest shall be payable quarterly provided that no interest shall be due and payable for any month in which the trading price is greater than $1.00 for each trading day. The warrants are exercisable at $1.50 per share and expire on the fifth anniversary of the date of issuance.

As of December 31, 2005, the Company has issued $300,000 aggregate principal amount of notes due in November 2008, and stock warrants purchasing up to 375,000 shares of the Company’s common stock. Proceeds from the notes amounted to $225,000 after issuance costs.

The Company filed a registration statement with the SEC on December 15, 2005 and amended the registration statement on December 30, 2005, with respect to the sale of the notes and common stock issuable upon the conversion of the notes. The costs incurred in connection with the convertible notes are being amortized to interest expense over 3 years.

NOTE 8 – STOCKHOLDERS’ EQUITY

Restricted Stock Agreements

On February 15, 2005, the Board of Directors approved the issuance of 50,000 unregistered shares of the Company’s common stock to each of the three directors and the issuance of 150,000 unregistered shares to each of the two consultants, and entered into a Restricted Stock Agreement with each of these directors and consultants. Each Restricted Stock Agreement provides for certain vesting conditions, a lock-up agreement, a first refusal right of the Company with respect to certain proposed transfers, a drag-along right of the Company in connection with certain corporate transactions, and a 5-year market stand-off agreement prohibiting transfers for up to 180 days following the effective date of any registration statement of the Company. If the director or the consultant does not meet the vesting conditions pursuant to the Agreement by December 31, 2005, then a pro rata portion of the restricted shares shall be vested based on the formula provided by the Agreement. All restricted shares that do not vest as of December 31, 2005 shall be automatically rescinded and cancelled. On February 28, 2006, the Board of Directors and Recipients agreed to extend the agreements to commence on December 31, 2006. At that time, all conditions set forth in the agreement would occur. Each director or consultant may vote the stock received to the extent any unvested shares are rescinded and cancelled. The consideration received by the Company consisted of services rendered to the Company and the continuing dedication of these directors and consultants to the Company’s business. The shares were valued at $0.25 per share, or $112,500 of total.

As of December 31, 2005, 295,981 shares were vested and the Company recognized $73,819 in compensation.

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

NOTE 9 – INCOME TAX

Provision of income tax consists of a minimum state franchise tax of $2,400 and $800 for the year ended December 31, 2005 and 2004, respectively.

As of December 31, 2005, the Company has net operating loss carryforwards, approximately of $949,743 and $905,028 to reduce future federal and state taxable income, respectively. To the extent not utilized, the carryforwards will begin to expire through 2025 for federal tax purposes and through 2015 for state tax purposes. The Company’s ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

The deferred tax assets as of December 31, 2005 and 2004 consist of the following:

	2005	2004
Tax Benefit on net operating loss carry forward	$ 402,826	$ 177,286
Temporary difference in other accruals	38,385	(11,649)
Temporary difference in depreciation and amortization	(3,342)	(2,378)
Other	105	-
Less: valuation allowance	(437,974)	(163,259)
Net deferred tax assets	$ -	$ -

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	For years ended December 31,
	2005	2004
Numerator:
Net Loss	$ (872,918)	$ (374,442)
Denominator:
Weighted Average Number of Shares	2,200,964	838,197

Net loss per share-Basic and Diluted	$ (0.40)	$ (0.42)

As the Company incurred net losses for the years ended December 31, 2005 and 2004, it has excluded from the calculation of diluted net loss per share approximately 37,717 and 1,601 shares, respectively, related to its convertible debt in accordance with EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”.

NOTE 11 – MERGER AND ACQUISITION

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

Details of the net liabilities assumed at book value at the acquisition date are as follows:

Current assets	$ -
Less: Current Liabilities	(9,874)
Net liabilities assumed	$ (9,874)

Supplemental Information for MotivNation, Inc. at and for the period ended May 11, 2004 (formerly known as Aberdeen Mining Company):

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary Balance Sheets:

Assets	$ -
Liabilities	(9,874)
Net Assets (Liabilities)	$ (9,874)

Stockholders’ Deficit:

Preferred stock, $0.001 par value; 100,000,000 shares
authorized; none issued and outstanding	$ -
Common stock, $0.001 par value; 300,000,000 shares
authorized;9,866,500 shares issued and outstanding	9,867
Additional paid-in capital	911,881
Accumulated deficit	(931,622)
Total stockholders' deficit	$ (9,874)

Summary Statements of Operations:

Revenue	$ 45
General and administrative expenses	43,210
Net Loss for the Period	$ (43,165)

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The president of Moonlight became the Company’s chief operating officer and secretary of TrixMotive. Moonlight specializes in creating customized vehicles to suit the tastes and needs of each individual customer.

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the years ended December 31, 2004 assuming Moonlight had been acquired at the beginning of the periods presented:

Net revenue	$ 2,825,425
Net loss	$ (340,178)
Basic and diluted net loss per share	$ (0.41)

NOTE 12 - CHANGE OF OFFICERS AND DIRECTORS

On February 15, 2005, the Board of Directors approved the removal of both officers from the Company and the election of George R. Lefevre to the position of Chief Executive Officer and President of the Company, Jay Isco to the position of Chief Financial Officer and Secretary of the Company, and Leslie A. McPhail to the position of Chief Operating Officer of the Company.

NOTE 13 – BUSINESS AND CREDIT CONCENTRATIONS

One customer accounted for approximately $967,065 or 32.5% of the Customized Automotive segment revenues for the year ended December 31, 2005. Three customers accounted for approximately $219,950 or 43.6% of the Customized Automotive segment revenues for the year ended December 31, 2004. A major customer accounted for approximately $52,440 and $161,635 or 17% and 25.6% of the Customized Motorcycle segment revenues for the year ended December 31, 2005 and 2004, respectively.

The Company maintains its cash deposit accounts at commercial banks. At times, account balances may exceed federally insured limits. The Company has not experienced any losses on these accounts, and management believes the Company is not exposed to any significant risk on cash accounts.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its office facilities under various non-cancelable operating leases that expire through August 2008. The lease expense for the years ended December 31, 2005 and 2004 was $243,373 and $116,691, respectively.

As of December 31, 2005, the minimum lease payments under these leases are:

Year ended December 31,	Amount
2006	$ 132,923
2007	64,440
2008	43,792
$ 241,155

Business Consulting Agreement

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 20, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which NeoTactix agreed to provide certain business consulting services to the Company as specified in the Agreement, In exchange for such services, the Company agreed to issue 196,000 shares of the Company’s common stock. The Company and NTX agree that the compensation shares issued the Company to affiliates of NTX shall be cancelled and returned to the Company if, prior to October 31, 2005, the Company has not achieved certain benchmarks pursuant to the Agreement. The shares were initially valued at $33 per share or $6,470,000 of total. On October 5, 2005, the Board of Directors approved an extension to the consulting agreement to expire October 31, 2006. The Company wrote-down the deferred consulting services, offset against additional paid-in capital, to $254,800 at $1.30 per share which was the closing market price on October 5, 2005. As of December 31, 2005 and 2004, none of the benchmarks has occurred. The services were deferred until performances commit.

Legal Proceedings

A former employee of Moonlight Industries filed a workers compensation claim against the Company. The former employee is alleging that he was injured during the course of his employment with Moonlight Industries. The damages claimed by the former employee do not appear to be covered by insurance. Management is responding to the case vigorously defending it as they believe the claim is frivolous and potentially fraudulent. In the opinion of the Company’s legal counsel, the likelihood of an unfavourable outcome is low.

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

On December 7, 2005, a customer of TrixMotive filed a lawsuit in the Superior Court of Santa Clara County of California against TrixMotive claiming for breach of contract and warranty, intentional and negligence misrepresentation for a customized vehicle. The plaintiff seeks $98,827 in compensatory damages and other unspecified damages plus interest, attorneys’ fees and costs. Management believe they have meritorious defenses against the lawsuit, and will continue to vigorously defending it.

The Company is also currently party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

While the outcome of these matters is not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Officer Indemnification

Under the Company's organizational documents, the Company's officers, employees and directors are indemnified against certain liability arising out of the performance of their duties. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. The Company does not carry Director and Officers insurance policy. However, based on experience, the Company expects any risk of loss to be remote.

Risk Management

The Company has been exposed to various risks of loss related to torts; theft of, damage to and destruction of assets; error and omissions and natural disasters for which Damon’s does not carry commercial insurance between June 29, 2005 and December 20, 2005.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – GUARANTEES AND PRODUCT WARRANTIES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheets as of December 31, 2005 and 2004.

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

The following table summarizes the activity related to the product warranty liability during 2005 and 2004:

Years ended December 31,	2005	2004
Beginning Balance	$ 14,173	$ -
Accrued warranty assumed from Moonlight	-	16,261
Provision of warranties	12,000	3,000
Payments	(13,823)	(5,088)
Ending Balance	$ 12,350	$ 14,173

NOTE 16 – SEGMENT INFORMATION

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of the Company’s results by operating segment is as follows:

	Years ended December 31,
	2005	2004
Net Revenue to External Customers:
Custom Motorcycle	$ 308,246	$ 633,933
Custom Automotive	2,978,277	502,514
Total net revenue to external customers	$ 3,286,523	$ 1,136,447
Intersegment Revenue:
Custom Motorcycle	$ 2,150	$ -
Custom Automotive	-	-
Total intersegment revenue	$ 2,150	$ -
Operating Loss:
Custom Motorcycle	$ (70,266)	$ (3,658)
Custom Automotive	(305,823)	(180,465)
Operating loss by reportable segments	(376,089)	(184,123)
All other operating loss	(315,174)	(164,412)
Consolidated operating loss	$ (691,263)	$ (348,535)
Net Loss before Tax:
Custom Motorcycle	$ (193,593)	$ (25,258)
Custom Automotive	(371,896)	(182,321)
Net loss by reportable segments	(565,489)	(207,579)
All other net loss	(305,029)	(166,063)
Consolidated net loss before tax	$ (870,518)	$ (373,642)

	At December 31,
Total Assets:	2005	2004
Custom Motorcycle	$ 192,401	$ 358,267
Custom Automotive	295,523	972,280
	487,924	1,330,547
All other segment	500,154	334,287
Consolidated assets	$ 988,078	$ 1,664,834

NOTE 17 – SUBSEQUENT EVENTS

Election of Board of Directors and Chairman of the Board

On January 6, 2006, the board of Directors of the Company elected George Lefevre, the Chief Executive Officer to the MotivNation Board of Directors as well as the Chairman of the Board.

Shares for Debt Agreement

On February 2, 2006, the Board of Directors approved the issuance of 217,000 and 435,000 unregistered shares of common stock to the Chief Financial Officer and Chief Executive Officer, respectively, and entered into a Shares for

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Agreement with them. The consideration received by the Company consisted of $50,000 and $100,000 in services rendered by the CFO and CEO during the period from January 1, 2005 through December 31, 2005, and a full release from any other claims for compensation relating to such period.

2006 Financing

On January 30, 2006, the Company completed the sale of $2,000,000 aggregate principal amount of 8% callable secured convertible notes pursuant to the Security Purchase Agreement dated November 30, 2005 (see Note 7). The Company received net proceeds of $1,678,500 after issuance costs.

As of March 29, 2006, the Company has converted $20,980 principal amount of the callable secured convertible notes into 400,000 shares of the Company stock at the request of the note holders.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Annual Report, 12/31/05, our Chief Executive Officer George Lefevre, and Jay Isco, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Lefevre and Mr. Isco concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions and Offices held
Martyn Powell (1)	53	President, Director
Robert O’Brien (1)	70	Secretary, Treasurer, Director
Dale Lavigne (1)	75	Director
Dennis O’Brien (1)	44	Director
James Etter (1)	69	Director
John Ohle (2)	48	President, Interim Chief Financial Officer
Arthur Lefevre (3) (5)	68	Director
Mark Absher (3)	44	Director
Vincent Michael Keyes III (3)(5)	49	Director
Thomas Prewitt (4) (8)	50	President
Richard Perez (4) (8)	47	Secretary

Jay Isco (4) (7)	25	Chief Financial Officer, Secretary
Richard Holt (6)	65	Director
David Psachie (7)	66	Director
George Lefevre (8)	38	Chief Executive Officer, President
Leslie McPhail (9)	33	Chief Operating Officer

(1)	In connection with Aberdeen Mining Company acquiring C&M Transportation, Inc. the officers and directors resigned on March 8, 2004.
(2)

As part of the acquisition agreement of C&M Transportation, Inc. Mr. Ohle was appointed the President and interim Chief Financial Officer. Once the C&M Transportation, Inc. agreement was rescinded, Mr. Ohle was removed from his positions.

(3)	Upon consummation of the acquisition with C&M Transportation, Mr. Lefevre, Mr. Absher, and Mr. Keyes were appointed to fill the board of directors.
(4)

On May 11, 2004, the Company acquired Damon’s Motorcycle Creations, Inc. and the Board elected Mr. Prewitt to serve as the President, Mr. Perez to serve as the Secretary, and Mr. Isco to serve as the Interim Chief Financial Officer.

(5)	On September 25, 2004, Mr. Lefevre and Vincent Michael Keyes resigned as Directors from the Board of Directors
(6)	On October 6, 2004, the Board of Directors elected Richard Holt to serve as a Director.
(7)	On February 11, 2005, the Board of Directors elected Mr. Psachie to serve as a Director
(8)

On February 15, 2005, the Board of Directors approved the removal of Mr. Prewitt and Mr. Perez as the President and Secretary respectively. George Lefevre was appointed to the position of Chief Executive Officer and President. Mr. Isco was elected to the position of Chief Financial Officer and Secretary.

(9)	On February 15, 2005, the Board of Directors elected Ms. McPhail to the position of Chief Operating Officer.

Duties, Responsibilities and Experience

George Lefevre, Chief Executive Officer, and Director

As CEO of MotivNation, Mr. Lefevre is responsible for the oversight, and management of the company’s day to day business affairs.

Since 2004, Mr. Lefevre has served as a director, Chief Financial Officer and Secretary for EntreMetrix, Inc. Since 2000, George Lefevre has been the co-founder and Managing Partner of NeoTactix, a company focused on mergers, acquisitions and structural guidance for small public companies. From 1998 to 2000, Mr. Lefevre assisted in the formation and funding of PTM Molecular Biosystems. He was the Chief of Finance and key officer for strategic business ventures. Mr. Lefevre has invested in and managed portfolios of securities since 1991. He received a B.S. in Business Administration Finance from California State University, Long Beach.

Jay Isco, Chief Financial Officer & Secretary

As CFO of MotivNation, Mr. Isco’s primary duty is to oversee and manage the internal controls related to the cash flow of the company.

In 2004 Mr. Isco was serving as the interim Chief Financial Officer for MotivNation. In 2005 he was elected by the Board of Directors to Chief Financial Officer and Secretary of MotivNation. Since 2002, Mr. Isco has served as an accounting consultant for various OTCBB companies and in 2004 joined NeoTactix, a company focused on mergers, acquisitions and structural guidance for small public companies. Mr. Isco received a B.A. in Business Economics with and emphasis in accounting from the University of California, Santa Barbara.

Leslie McPhail, Chief Operating Officer

As COO of MotivNation, Mrs. McPhail is responsible for the day to day management of TrixMotive, Inc. a wholly owned subsidiary of MotivNation.

Leslie McPhail is 32 years old and graduated from Platt College's Graphic Design program in 1994. Mrs. McPhail has served as Assistant Creative Director for Sarbacker Advertising and Propper Design Group, based in Irvine, CA. In 1999 Mrs. McPhail has run her own graphic design company, Moonlight Productions, and in 2001 with her husband David McPhail started Moonlight Industries, a Limousine Manufacturer in Santa Fe Springs, CA. In 2004 TrixMotive, Inc., a wholly owned subsidiary of MotivNation, acquired Moonlight Industries, and Leslie McPhail has served as lead management for the production and work flow for TrixMotive, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2005, all officers and directors filed all forms 3, forms 4 and forms 5.

Audit Committee and Financial Expert

We do not have an Audit Committee, our board of directors during 2005, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. MotivNation will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to MotivNation at: 18101 Von Karman Avenue, Suite 330, Irvine, CA 92612.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors in 2005, performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interest.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation of our executive officer and director during the last three fiscal years. The remuneration described in the table does not include the cost to us of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of our business.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary (3)	Bonus	Other Annual Compensation	Restricted Stock (4)	Options	LTIP Payouts	All Other Compensation

George LeFevre - CEO & Director (1) (2) (3)	2005	$112,500
	2004
	2003
Jay Isco- CFO & Secretary (1) (3)	2005	$55,167
	2004	$50,000
	2003
Leslie McPhail- Chief Operating Officer (1) (3)	2005	$74,880
	2004	$15,600
	2003
Mark Absher – Director (1) (2) (5)	2005				$55,000
	2004
	2003
David Psachie- Director (1) (2) (5)	2005				$55,000
	2004
	2003
Richard Holt- Director (1) (2) (5)	2005				$55,000
	2004
	2003

(1)	There was no compensation for any officer’s and directors for the year ending December 31, 2003
(2)	There was no compensation for George Lefevre, Mark Absher, David Psachie, and Richard Holt for the year ending December 31, 2004
(3)	Amounts noted are actual cash amounts paid and accrued salaries combined in their respective year. The following are the accrued salaries:
a.	George Lefevre
i.	2005- $100,000 in accrued salary
b.	Jay Isco
i.	2005- $50,000 in accrued salary
ii.	2004- $50,000 in accrued salary
c.	Leslie McPhail
i.	2005- $24,960 in accrued salary
(4)	The dollar value of the restricted shares is calculated by multiplying the closing market price of our unrestricted stock on the date of issuance as required in instructions to Item 402(b)(2)(iv)(A).
(5)	Mark Absher, David Psachie, Richard Holt each received 50,000 (post split) shares at a price of $1.10 (post split), the close price of the stock on February 15, 2005.

 As of December 31, 2005, we do not have any agreements in place for the amount of annual compensation that our officers, directors and employees will receive in the future.

Compensation Committee

We currently do not have a compensation committee of the board of directors. However, the board of directors intends to establish a compensation committee, which is expected to consist of three inside directors and two independent members. Until a formal committee is established our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of the close of business on December 31, 2005, based on information available to the Company:

Name of Officer, Director and Beneficial Owner	Number of Shares*	Percent Beneficially Owned*
Thomas Prewitt- Former President (2)(3) 547 Apollo Unit C Brea, CA 92821	748,799 (post-split)	15.64%
Jay Isco- Chief Financial Officer, Secretary(3) 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	100,000 (post-split)	4.180%
Richard Perez Former Secretary (2)(3) 1741 E. Lambert Road La Habra, CA 90631	748,799 (post-split)	15.64%
George Lefevre- Chief Executive Officer (3) 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	248,000 (post-split)	10.36%
Scott Absher- Beneficial Owner (4) 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	248,000 (post-split)	10.36%
Leslie McPhail-Chief Operating Officer(1)(3) 14948 Shoemaker Avenue Santa Fe Springs, CA 90670	740,000 (post-split)	30.92%
David McPhail- Beneficial Owner(1) 14948 Shoemaker Avenue Santa Fe Springs, CA 90670	740,000 (post-split)	30.92%
Mark Absher- Director 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	50,000 (post-split)	2.09%
David Psachie- Director 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	50,000 (post-split)	2.09%

Richard Holt- Director 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	50,000 (post-split)	2.09%
All Directors, Officers, & Beneficial Holders as a Group	2,234,799 (post-split)	97.44%

1.	Leslie McPhail owns jointly with David McPhail 740,000 (post-split) shares of the Company.
2.	Thomas Prewitt and Richard Perez own jointly 748,799 (post-split) shares of the Company.
3.

On February 15, 2005, the Board of Directors approved the removal of Mr. Prewitt and Mr. Perez as the President and Secretary respectively. George Lefevre was appointed to the position of Chief Executive Officer and President. Mr. Isco was elected to the position of Chief Financial Officer and Secretary, and Mrs. McPhail to the position of Chief Operating Officer.

4.	Scott Absher served as a consultant for the company and is the brother of Mark Absher a director of the company.

*	Number of shares and percent of ownership based upon 2,293,464 (post-split) shares outstanding on September 30, 2005

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 20, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which Neotactix agreed to provide certain business consulting services, in exchange for 19,600,000 shares of the Company’s common stock. George Lefevre and Scott Absher are partners in Neotactix and in February 15, 2005 George Lefevre was elected to serve as CEO of MotivNation. In addition Scott Absher is the brother of Mark Absher who is a Director of MotivNation.

On December 21, 2004, TrixMotive, Inc. a wholly owned subsidiary of MotivNation entered into a $250,000 revolving line of credit inventory financing agreement with Infinity Capital Partners, LLC. The president of Infinity Capital Partners is Michael Isco, who is the father of Jay Isco the CFO of MotivNation. Approximately $238,000 of the credit line was drawn during 2005, and approximately $12,000 in interest was paid during 2005.

MotivNation uses Entremetrix Corporation for employee leasing and other human resource activities. George Lefevre acts as the CFO of Entremetrix. MotivNation paid approximately $35,700 in fees to Entremetrix for services provided during the year ending December 31, 2005

ITEM 13.	EXHIBITS.

(a)	Exhibits

Exhibit	Description
Number

3(i)	Articles of Incorporation**
3(ii)	ByLaws**
23.1	Consent of Spector & Wong LLP, the Company’s Independent Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

_____

* Filed herewith

** Incorporated herein by reference from the Company’s Form 10-SB filed with the Commission on 10-24-2002

Reports on Form 8-K

1.	No Form 8-K was filed in the fourth quarter of 2005

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2005, for professional services rendered by Spector & Wong LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2005 and 2004 were approximately $53,000 and $57,500, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal year ended December 31, 2005, for assurance and related services by Spector & Wong LLP, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2005 were $0.

(3) TAX FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004, for professional services rendered by Spector & Wong LLP, for tax compliance, tax advice, and tax planning, for those fiscal years were $2,250 and $750 respectively. Services provided included preparation of Federal Income Tax Returns Form 1120, tax planning, and research regarding 1031 exchange.

(4) ALL OTHER FEES

There were no other aggregate fees billed in each of the fiscal years ended December 31, 2005 and 2004, for products and services provided by Spector & Wong LLP, other than those services reported above, for those fiscal years.

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

By:/s/ George Lefevre

George Lefevre- CEO

Dated: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	Title	DATE

/s/ George Lefevre		March 31, 2006
George Lefevre	CEO

/s/ Jay Isco		March 31, 2006
Jay Isco	CFO, Secretary