Form 10QSB
period 2006-03-31
MotivNation, Inc.
filed 2006-05-22
CIK 1853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(1)Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2006.

Common Stock, Par Value $0.001	3,545,464
Title of Class	Number of Shares Outstanding as of March 31, 2006

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	13
Controls and Procedures	22
Part II	22
Legal Proceedings	21
Changes in Securities	22
Defaults Upon Securities	24
Submission to a Vote	24
Other Information	24
Exhibits and Reports	24
Signatures	25

Exhibits

Index to Exhibits	26
Exhibits	27

 Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC.

CONSOLIATED BALANCE SHEET (Unaudited)

March 31, 2006

ASSETS
Current Assets
Cash	$ 1,191,104
Accounts receivable	111,795
Prepaid expenses and other current assets	70,803
Inventory	227,645
Total Current Assets	1,601,347

Property and equipment, net	184,729

Goodwill	333,242
Debt issuance cost, net	69,028
Other assets	18,874

TOTAL ASSETS	$ 2,207,220
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 202,847
Accrued liabilities	286,443
Unearned revenue	31,560
Short-term notes payable to related parties	236,107
Current portion of long-term notes payable	4,487
Current portion of capital lease obligations	31,213
Total Current Liabilities	792,657

Long-term debt
Long-term notes payable, excluding current portion	6,521
Capital lease obligations, excluding current portion	2,774
Convertible notes payable	1,975,690
Total Long-Term Debt	1,984,985
Total Liabilities	2,777,642

Stockholders' Deficit
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
3,545,464 shares issued and outstanding	3,546
Paid-in Capital	1,414,268
Deferred compensation and expenses	(282,228)
Accumulated deficit	(1,706,008)
Total Stockholders' Deficit	(570,422)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,207,220

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For Three Months ended March 31,	2006	2005
Sales:
Sales - products	$ 588	$ 134,553
Sales - services	491,315	791,781
Total sales	491,903	926,334

Cost of sales
Cost of products	4,182	116,637
Cost of services	501,110	616,874
Total costs of sales	505,292	733,511

Gross profit (deficit)	(13,389)	192,823

Selling, general and administrative Expenses	275,296	296,911

Operating loss	(288,685)	(104,088)

Other income(expenses)
Interest and other income	133	2
Loss on disposal of assets	(2,459)	-
Interest and other expense	(69,974)	(40,708)
Total other income(expenses)	(72,300)	(40,706)

Net loss income before state franchise tax	(360,985)	(144,794)

State franchise tax	2,400	1,600

Net loss	$ (363,385)	$ (146,394)

Net loss per share-Basic and Diluted	$ (0.13)	$ (0.08)

Weighted Average Number of Shares	2,844,131	1,923,464

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For Three Months ended March 31,	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (363,385)	$ (146,394)
Adjustments to reoncile net loss to net cash used in
operating activities:
Depreciation	10,523	11,802
Loss on disposal of assets	2,459	-
Noncash expenses	11,253	45,240
Amortization of debt issuance cost	5,944	-
(Increase) Decrease in:
Accounts receivable	(19,390)	197,136
Inventory	(61,791)	(326,292)
Prepaids and others	(41,069)	(53,339)
Increase (Decrease) in:
Accounts payable and accrued liabilities	26,324	31,537
Unearned revenue	(117,807)	196,515
Net cash flows used in operating activities	(546,939)	(43,795)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds received from sale of property and equipment	200	-
Purchase of property and equipment	-	(6,200)
Net cash flows provided by (used in) investing activities	200	(6,200)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment on long-term debt	(8,439)	(12,826)
Net proceeds from (repayments to) related parties	(28,804)	177,698
Net proceeds from convertible notes payable	1,678,500	-
Net cash flows provided by financing activities	1,641,257	164,872

NET INCREASE IN CASH	1,094,518	114,877

CASH AT BEGINNING OF PERIOD	96,586	6,020

CASH AT END OF PERIOD	$ 1,191,104	$ 120,897

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$ 1,287	$ 5,074
Noncash Investing and Financing Activities:
Equipment purchased under capital lease obligations	$ -	$ 4,700
Issuance of common shares for:
Reduction of accrued liabilities	$ 150,000	$ 50,000
Convertible notes payable	24,310	-
Retirement of related party debt	-	125,000
Deferred compensation	-	112,500
	$ 174,310	$ 287,500

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Nature of Business: MotivNation, Inc. (“the Company”) provides a full range of services through its business divisions that cater to the automotive, motorcycle, and armor protecting market. These services include the sale, manufacture, converting, customization, restoration, painting, repair and installation of accessories and parts. The business divisions of MotivNation are comprised of Damon’s, TrixMotive, and MotivSource. Damon’s is in the business of customizing motorcycles and automobiles. TrixMotive is in the business of converting automobile chassis into stretched limousines and other specialized automotives. MotivSource is an automotive supplier delivering advanced systems and components to the motor vehicle industry.

MotivNation was incorporated on April 26, 1946, under the laws of the State of Idaho. The Company was organized to explore for, acquire and develop mineral properties in the State of Idaho. The initial and subsequent efforts in the acquisition, exploration and development of potentially viable and commercial mineral properties were unsuccessful. The Company has since ceased its mining business.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

acquisition. The company will continue under the MOONLIGHT brand but will operate under the TrixMotive corporate entity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results for the three months ended March 31, 2006 may not be indicative of results for the year ending December 31, 2006 or any future periods.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of MotivNation, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation. The accompanying financial statements have been retroactively adjusted to reflect the one-for-one hundred reverse stock split on September 9, 2005.

Use of Estimates: The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Net Income (Loss) Per Share: Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and the dilutive potential common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effective is anti-dilutive. Dilutive potential common shares consist primarily of stock warrants and shares issuable under convertible debt.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

New Accounting Pronouncements: The Financial Accounting Standards Board (FASB) has issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” and SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140” but they will not have a relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

NOTE 3 – GOING CONCERN

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

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items at March 31, 2006:

Accounts Receivable, net
Billed -
Completed jobs	$ 81,469
Unbilled -
Completed jobs	27,901
Jobs in progress	2,425
Subtotal	111,795
Less allowance for bad debts	-
Accounts receivable, net	$ 111,795
Inventory
Painted materials	$ 85,534
Mechanical materials	21,994
Body shop materials	10,565
Vehicles	109,552
Total inventory	$ 227,645

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment, net
Automobiles	$ 19,026
Furniture and fixtures	1,839
Machinery and equipment	224,389
Office equipment	700
245,954
Less: accumulated depreciation	(61,225)
Property and Equipment, net	$ 184,729
Accrued Liabilities
Accrued payroll and related taxes	$ 74,988
Credit cards payable	26,796
Accrued insurance	22,448
Accrued interest	118,290
Others	43,921
Total accrued liabilities	$ 286,443

NOTE 5 – GOODWILL

As of March 31, 2006, the Company had goodwill of $333,242 as a result of the acquisition of Moonlight Industries, Inc. in October 2004.

During the three months ended March 31, 2006, the Company recorded no impairment charges under SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes due in 2009, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock. Proceeds from the notes amounted to $1,903,500 after issuance costs, of which $225,000 was received in 2005 and the balance of $1,678,500 was received in 2006. During the first quarter of 2006, the Company has converted $24,310 principal amount of the callable secured convertible notes into 600,000 shares of the Company’s common stock at the request of the note holders.

The Company filed a registration statement with the SEC on December 15, 2005 and amended the registration statement on December 30, 2005, with respect to the sale of the notes and common stock issuable upon the conversion of the notes. The costs incurred in connection with the convertible notes are being amortized to interest expense over 3 years.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS’ EQUITY

Shares for Debt Agreement

On February 2, 2006 the Board of Directors approved the issuance of 217,000 unregistered shares of common stock to the Chief Financial Officer and Secretary of the Company, and the Company entered into Shares for Debt Agreement with the CFO on the same date. The consideration received by the Company consisted of $50,000 in services rendered by the CFO during the period from January 1, 2005 through December 31, 2005, and a full release from any other claims for compensation relating to such period. The services had been accrued in prior year.

The Board has also approved the issuance of 435,000 unregistered shares of common stock to the Chief Executive Officer and Chairman of the Board of the Company, and the Company entered into Shares for Debt Agreement with the CEO on the same date. The consideration received by the Registrant consisted of $100,000 in services rendered by the CEO during the period from January 1, 2005 through December 31, 2005, and a full release from any other claims for compensation relating to such period. The services had been accrued in prior year.

Restricted Stock Agreements

The Company recognized $11,253 and $20,843 in compensation during the three months ended March 31, 2006 and 2005, respectively, based on the vesting conditions provided by the Restricted Stock Agreement dated February 15, 2005.

As of March 31, 2006, the remaining unvested shares under the Agreement amounted to 109,714 shares or $27,428.

NOTE 8 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	For the three months ended March 31,
	2006	2005
Numerator:
Net Loss	$ (363,385)	$ (146,394)
Denominator:
Weighted Average Number of Shares	2,844,131	1,923,464

Net loss per share-Basic and Diluted	$ (0.13)	$ (0.08)

As the Company incurred net losses for the three months ended March 31, 2006 and 2005, it has excluded from the calculation of diluted net loss per share approximately 41,788,714 and 3,085 shares,

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

respectively, related to its convertible debt in accordance with EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”.

NOTE 9 – ELECTION OF DIRECTORS AND CHAIRMAN OF THE BOARD

On January 6, 2006, the board of Directors of the Company elected George Lefevre, the Chief Executive Officer to the MotivNation Board of Directors as well as the Chairman of the Board.

NOTE 10 – BUSINESS AND CREDIT CONCENTRATIONS

Two customers accounted for approximately $117,015 and $363,318 or 24.2% and 46.4% of the Customized Automotive segment revenues for the three months ended March 31, 2006 and 2005, respectively. Three major customers accounted for approximately $6,638 or 49.8% of the Customized Motorcycle segment revenues for the three months ended March 31, 2006. Two major customers accounted for approximately $45,227 or 31.5% of the Customized Motorcycle segment revenues for the three months ended March 31, 2005.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2006.

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

The following table summarizes the activity related to the product warranty liability during 2006 and

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2005:

Three Months ended March 31,	2006	2005
Beginning Balance	$ 12,350	$ 14,173
Provision of warranties	3,184	2,803
Payments	(3,184)	(2,803)
Ending Balance	$ 12,350	$ 14,173

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Deferred Consulting Expense

The Company did not achieve certain benchmarks pursuant to the Business Consulting Agreement dated April 20, 2004 and has deferred consulting expense of $254,800 as of March 31, 2006.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

damages and other unspecified damages plus interest, attorneys’ fees and costs. Management believe they have meritorious defenses against the lawsuit, and will continue to vigorously defending it.

The Company may be party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

While the outcome of these matters is not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has a Revolving Line of Credit with a related party to finance the Company’s vehicle inventory chassis up to $250,000. Interest is payable at 9% for every inventory chassis financed below $48,000 and at 7% for every inventory chassis financed above $48,000. Principal and interest is due, no longer than ten weeks, upon the delivery and/or final payment made to the Company for the finished goods. As of March 31, 2006, the amount drawn against the line and the related accrued interest was $46,348 and $69,681, respectively. The line of credit is secured by the inventory chassis vehicle title.

The Company also has short-term notes payable to the officers and a related party, aggregate of $189,758 plus related accrued interest of $16,023 as of March 31, 2006. The notes carry interest at 10% per annum and are unsecured.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intersegment transactions: Intersegment transactions are recorded at cost.

Summarized financial information of the Company’s results by operating segment is as follows:

Three Months ended March 31,	2006	2005
Net Revenue to External Customers
Custom Motorcycle	$ 8,159	$ 143,506
Custom Automotive	483,744	782,828
Total Net Revenue to External Customers	$ 491,903	$ 926,334
Operating Loss:
Custom Motorcycle	$ (45,159)	$ (12,684)
Custom Automotive	(142,357)	(57,563)
Operating loss by reportable segments	(187,516)	(70,247)
All other operating loss	(101,169)	(33,841)
Consolidated operating loss	$ (288,685)	$ (104,088)
Net Loss before tax:
Custom Motorcycle	$ (50,902)	$ (14,579)
Custom Automotive	(169,539)	(79,902)
Net loss by reportable segments	(220,441)	(94,481)
All other net loss	(140,544)	(50,313)
Consolidated net loss before Tax	$ (360,985)	$ (144,794)

	At March 31,
Total Assets:	2006	2005
Custom Motorcycle	$ 176,535	$ 322,508
Custom Automotive	286,841	1,295,711
	463,376	1,618,219
All other segment	1,743,844	333,688
Consolidated assets	$ 2,207,220	$ 1,951,907

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

Plan of Operation

General

MotivNation, Inc. provides a full range of services through our business divisions that cater to the automotive, motorcycle, and armor protecting market. These services include the sale, manufacture, converting, customization, restoration, painting, repair and installation of accessories and parts. The business divisions of MotivNation are comprised of Damon’s, TrixMotive, and MotivSouce. Damon's is in the business of customizing motorcycles and automobiles. TrixMotive is in the business of converting automobile chassis into stretched limousines and other specialized automotives. MotivSource is an automotive supplier delivering advanced systems and components to the motor vehicle industry.

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

Results of Operations

Quarter Ended March 31, 2006 Compared with Quarter Ended March 31, 2005

Revenues

We had total revenues of $491,903 and $926,334 for the three month period ended March 31, 2006, and 2005 respectively. TrixMotive and Damon’s contributed approximately $483,744 and $8,159 respectively in quarter ending 2005. The decrease in revenue of $434,431 was primarily due to restructuring of Damon’s and the discontinuance of Damon’s mechanical division. This had a direct impact on Damon’s overall sales for the first quarter of 2006. In addition there have been delays in receiving our OEM contracts for 2006. In addition we began a retooling of our TrixMotive subsidiary, to begin production of our in house models. This has caused a slow down in our custom production line.

Cost of Sales

We incurred total costs of $505,292 and $733,511 for the three month period ended March 31, 2006, and 2005, respectively. TrixMotive and Damon’s cost of sales were approximately $493,755 and $7,355 respectively. The decrease in our cost of sales of $228,219 was primarily due to decrease in overall sales. The Company’s cost of sales percentage increased and resulted in a gross loss of $13,389 for the three month period ending March 31, 2006 compared to a gross profit of 192,823 in same period of 2005. The TrixMotive gross loss resulted primarily from increases of approximately 10% in overall cost of sales related to revenue compared to same period last year. The increased percentage breakdown for parts, materials and direct labor were 2%, 2%, and 6% respectively.

Operating Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2006 and 2005 were $275,296 and $296,911, respectively. This resulted in an overall decrease in operating expenses of $21,615. The operating expenses incurred by the company that primarily attributed to the total operating expense were Staff Payroll and Rent expense of approximately $83,800 and $50,200 respectively. Payroll and Rent expense are approximately 30% and 18% of the company’s total operating expense respectively. Staff payroll are employees that are not involved in the labor of our products and services. Insurance expense was approximately $39,000 and makes up approximately 14% of the company’s total operating expense. Insurance expense primarily covers the company’s workers compensation and general liability insurance. Taxes and Depreciation expense of approximately $13,000 and $10,500 respectively also contributed to the increase in operating expense. Taxes are composed of state and payroll taxes, and depreciation is related to our equipment.

Net Loss

Our net loss for the three months ended March 31, 2006 was $363,985 as compared to a net loss of $146,394 for the comparative period in 2005.  Our net loss is primarily attributed to the discontinuance of the mechanical division of Damon’s and the slow re-growth from the new location. In addition we began a retooling of our TrixMotive subsidiary, to begin production of our in house models. This has caused a slow down in our custom production line.

Liquidity and Capital Resources

Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing. At March 31, 2006, we had working capital of $808,690 resulting primarily from the company’s two million dollar issuance of convertible notes.

Net cash provided by operating activities was a negative $546,939 for the first quarter of 2006, which resulted primarily from the decrease in unearned revenue of $117,807 and an increase in Inventory, prepaid/other assets, and A/R of $61,791, $41,069, and $19,390 respectively. An offset to this was an increase in Accounts Payable/Accrued Liabilities of $26,324. Other offsets were adjustments to depreciation, loss on disposal of assets, non-cash expenses, and amortization of debt issuance cost of $10,523, $2,459, $11,253, and $5,944 respectively.

Net cash provided in investing activities was $200 which was primarily due to the proceeds from the sale of property and equipment.

Net cash from financing activities was $1,678,257 for the first quarter of 2006 and resulted primarily from proceeds from a convertible note of $1,678,500. This was offset by repayments to related parties and long-term debt of $28,804 and $8,429 respectively.

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

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our financial statements for the year ended December 31, 2005 and the notes to our unaudited financial statements for the three months ended March 31, 2006, however, includes an explanatory paragraph indicating there is a substantial doubt about the Company’s ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional debt and/or equity financing. There can be no assurances that these plans will be successful.

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

On December 7, 2005 a customer of TrixMotive filed a lawsuit against TrixMotive in the Superior Court of Santa Clara County of California. The claim is for a breach of contract and warranty, intentional and negligence misrepresentation for a customized vehicle. The plaintiff seeks $98,827 in compensatory damages and other unspecified damages plus interest, attorney fees, and costs. Management believes they have meritorious defenses against the lawsuit, and will vigorously defend it.

ITEM 2.	CHANGES IN SECURITIES

On January 4, 2006 and January 30, 2006, MotivNation issued both $500,000 and $1,200,000 in Convertible Debentures respectively, at an 8% annual interest rate, pursuant to a Securities Purchase Agreement (the “Agreement”). Interest shall commence accruing on the Issue Date, shall be computed on the basis of a 365-day year and the actual number of days elapsed and shall be payable quarterly provided that no interest shall be due and payable for any month in which the Trading Price (as such term is defined below) is greater than $1.00 for each Trading Day (as such term is defined below) of the month.

The convertible debentures can be converted into shares of common stock under the following calculation: the Applicable Percentage (as defined herein) multiplied by the Market Price (as defined herein). “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the twenty (20) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile (the “Conversion Date”). “Applicable Percentage” shall mean 50.0%. “Trading Price” means, for any security as of any date, the intraday trading price on the Over-the-Counter Bulletin Board (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Borrower and Holder and hereafter designated by Holders of a majority in interest of the Notes and the Borrower or, if the OTCBB is not the principal trading market for such security, the intraday trading price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no intraday trading price of such security is available in any of the foregoing manners, the average of the intraday trading prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes. “Trading Day” shall mean any day on which the Common Stock is traded for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded.

The above notes were issued to the following on January 4, 2006: AJW Partners, LLC a $59,500 secured convertible debenture, AJW Qualified Partners, LLC a $163,000 secured convertible debenture, New Millennium Capital Partners II, LLC a $7,500 secured convertible debenture, and AJW Offshore, LTD a $270,000 secured convertible debenture.

The above notes were issued to the following on January 30, 2006: AJW Partners, LLC a $142,800 secured convertible debenture, AJW Qualified Partners, LLC a $391,200 secured convertible debenture, New Millennium Capital Partners II, LLC a $18,000 secured convertible debenture, and AJW Offshore, LTD a $648,000 secured convertible debenture.

In connection with the convertible notes issued on January 4, 2006, the following common stock issuable upon the exercise of warrants at $1.50: 74,375 shares of common stock issuable to AJW Partners, LLC, 203,750 shares of common stock issuable to AJW Qualified Partners, LLC, 9,375 shares of common stock issuable to New Millennium Capital Partners II, LLC and 337,500 to AJW Offshore, LTD

In connection with the convertible notes issued on January 30, 2006, the following common stock issuable upon the exercise of warrants at $1.50: 178,500 shares of common stock issuable to AJW Partners, LLC, 489,000 shares of common stock issuable to AJW Qualified Partners, LLC, 22,500 shares of common stock issuable to New Millennium Capital Partners II, LLC and 810,000 to AJW Offshore, LTD

The holders of the 8% convertible debentures may not convert its securities into shares of MotivNation’s common stock if after the conversion such holder would beneficially own over 4.99% of the outstanding shares of MotivNation’s common stock. Since the number of shares of MotivNation’s common stock issuable upon conversion of the debentures will change based upon fluctuations of the market price of MotivNation’s common stock prior to a conversion, the actual number of shares of MotivNation’s common stock that will be issued under the debentures owned by the holders is based on a reasonable good faith estimate of the maximum amount needed.

On January 10, 2006, the Company entered into Shares for Debt Agreement with each George Lefevre, the CEO and director of Motivnation, and Jay Isco, the CFO, and Secretary of MotivNation, The company issued 435,000 and 217,000 restricted shares to George Lefevre and Jay Isco respectively, pursuant to the terms described in the Shares for Debt Agreements.

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

(b)  Reports on Form 8K.

On January 10, 2006, we filed a Form 8-K with the Commission announcing the election of George Lefevre, the CEO of Motivnation to the board of Directors and subsequently was elected Chairman of the Board. (Item 5.02)

On February 7, 2006, we filed a Form 8-K with the Securities and Exchange Commission, or the Commission announcing that the board of Directors entered into material definitive agreements with Officers and a Director issuing unregistered shares. (Items 1.01, 3.02, and 9.01)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 19, 2006	MotivNation, Inc.

By: /s/ George LeFevre
George Lefevre CEO