Form 10QSB
period 2006-06-30
MotivNation, Inc.
filed 2006-08-18
CIK 1853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(1)Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                     No      X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2006.

Common Stock, Par Value $0.001	5,245,464
Title of Class	Number of Shares Outstanding as of June 30, 2006

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	12
Controls and Procedures	23
Part II	23
Legal Proceedings	23
Changes in Securities	23
Defaults Upon Securities	24
Submission to a Vote	24
Other Information	25
Exhibits and Reports	25
Signatures	26

Exhibits

Index to Exhibits	27
Exhibits	28

Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC.

CONSOLIATED BALANCE SHEET (Unaudited)

June 30, 2006

ASSETS
Current Assets
Cash	$ 556,403
Accounts receivable, net	87,843
Prepaid expenses and other current assets	42,549
Inventory	630,070
Total Current Assets	1,316,865

Property and equipment, net	174,207

Goodwill	333,242
Debt issuance cost, net	62,055
Other assets	66,597

TOTAL ASSETS	$ 1,952,966

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 162,001
Accrued liabilities	342,291
Unearned revenue	82,885
Short-term notes payable to related parties	236,107
Current portion of long-term notes payable	4,541
Current portion of capital lease obligations	25,368
Total Current Liabilities	853,193

Long-Term Debt
Long-term notes payable, excluding current portion	1,042
Capital lease obligations, excluding current portion	5,410
Convertible notes payable	1,956,025
Total Long-Term Debt	1,962,477
Total Liabilities	2,815,670

Stockholders' Deficit
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
5,245,464 shares issued and outstanding	5,246
Paid-in Capital	1,432,233
Deferred compensation and expenses	(270,161)
Accumulated deficit	(2,030,022)
Total Stockholders' Deficit	(862,704)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,952,966

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For three months ended		For six months ended
	June 30,		June 30,
	2006	2005	2006	2,005
NET SALES:
Products	$ 223,056	$ 591,962	$ 223,644	$ 726,515
Services	313,639	694,157	804,954	1,485,938
Total net sales	536,695	1,286,119	1,028,598	2,212,453
COST OF SALES:
Products	166,798	549,721	170,980	666,358
Services	326,642	508,174	827,752	1,125,048
Total costs of sales	493,440	1,057,895	998,732	1,791,406

GROSS PROFIT	43,255	228,224	29,866	421,047

Selling, general and administrative expenses	323,962	279,146	599,258	576,057
OPERATING LOSS	(280,707)	(50,922)	(569,392)	(155,010)

Other income (expenses):
Interest and other income	18,902	-	19,035	2
Loss on disposal of assets	-	(95,756)	(2,459)	(95,756)
Interest and other expense	(62,209)	(6,434)	(132,183)	(47,142)
Total other income (expenses)	(43,307)	(102,190)	(115,607)	(142,896)

NET LOSS BEFORE INCOME TAXES	(324,014)	(153,112)	(684,999)	(297,906)

Provision for income taxes	-	25	2,400	1,625
NET LOSS	$ (324,014)	$ (153,137)	$ (687,399)	$ (299,531)

Net loss per share-basic and diluted	$ (0.07)	$ (0.07)	$ (0.19)	$ (0.14)

Weighted Average Number of Common Shares	4,545,464	2,293,464	3,694,797	2,108,464

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the six months ended June 30,	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (687,399)	$ (299,531)
Adjustments to reoncile net loss to net cash used in operating activities:
Depreciation	21,045	31,079
Non-cash expenses	23,320	69,780
Loss on disposal of assets	2,459	95,756
Amortization of debt issuance cost	12,917	-
(Increase) Decrease in:
Accounts receivable	4,562	711,963
Inventory	(464,216)	(75,249)
Prepaid and other assets	(60,538)	(46,798)
Increase (Decrease) in:
Accounts payable and accrued expenses	41,326	16,372
Unearned revenue	(66,482)	(526,913)
Net cash flows used in operating activities	(1,173,006)	(23,541)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds received from sale of property and equipment	200	-
Purchase of property and equipment	-	(9,894)
Net cash flows provided by (used in) investing activities	200	(9,894)

CASH FLOW FROM FINANCING ACTIVITIES
Payments on long-term debt	(17,073)	(22,275)
Net proceeds from (repayments to) related parties	(28,804)	63,022
Net proceeds from convertible notes payable	1,678,500	-
Net cash flows provided by financing activities	1,632,623	40,747

NET INCREASE IN CASH	459,817	7,312

CASH AT BEGINNING OF PERIOD	96,586	6,020
CASH AT END OF PERIOD	$ 556,403	$ 13,332

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$ 2,415	$ 18,448
Income Taxes Paid	$ 2,400	$ -

Schedule of Noncash Investing and Financing Activities:
Equipment purchased under capital lease obligations	$ 4,700	$ 4,700
Issuance of common shares for:
Reduction of accrued liabilities	$ 150,000	$ 50,000
Convertible notes payable	43,975	-
Retirement of related party debt	-	125,000
Deferred compensation	-	112,500
	$ 193,975	$ 287,500

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

MotivNation, Inc. was incorporated on April 26, 1946, under the laws of the State of Idaho. The Company was organized to explore for, acquire and develop mineral properties in the State of Idaho. The initial and subsequent efforts in the acquisition, exploration and development of potentially viable and commercial mineral properties were unsuccessful. The Company has since ceased its mining business.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results for the three and six months ended June 30, 2006 may not be indicative of results for the year ending December 31, 2006 or any future periods.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of MotivNation, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation. The accompanying consolidated financial statements have been retroactively adjusted to reflect the one-for-one hundred reverse stock split on September 9, 2005.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarifies the accounting of uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting of Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of this Interpretation are effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the financial statement impact of the adoption of FIN 48.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items at June 30, 2006:

Accounts Receivable, net
Billed -
Completed jobs	$ 61,067
Unbilled -
Completed jobs	25,601
Jobs in progress	1,175
Accounts receivable, net	$ 87,843
Inventory
Painted materials	$ 82,194
Mechanical materials	30,066
Body shop materials	17,336
Vehicles	351,936
Work-in Process	148,538
Total inventory	$ 630,070
Property and Equipment, net
Automobiles	$ 19,026
Furniture and fixtures	1,839
Machinery and equipment	224,389
Office equipment	700
245,954
Less: accumulated depreciation	(71,747)
Property and Equipment, net	$ 174,207

Accrued Liabilities
Accrued payroll and related taxes	$ 90,717
Credit cards payable	9,911
Accrued insurance	12,828
Accrued interest	168,734
Others	60,101
Total accrued liabilities	$ 342,291

NOTE 5 – GOODWILL

As of June 30, 2006, the Company had goodwill of $333,242 as a result of the acquisition of Moonlight Industries, Inc. in October 2004.

During the three and six months ended June 30, 2006, the Company recorded no impairment charges under Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes due in 2009, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock. Proceeds from the notes amounted to $1,903,500 after issuance costs, of which $225,000 was received in 2005 and the balance of $1,678,500 was received in 2006. During the first six months of 2006, the Company has converted $43,975 principal amount of the callable secured convertible notes into 2,300,000 shares of the Company’s common stock at the request of the note holders.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Stock Agreements

On February 15, 2005, the Board of Directors approved the issuance of 50,000 unregistered shares of the Company’s common stock to each of the three directors and the issuance of 150,000 unregistered shares to each of the two consultants, and entered into a Restricted Stock Agreement with each of these directors and consultants. Each Restricted Stock Agreement provides for certain vesting conditions, a lock-up agreement, a first refusal right of the Company with respect to certain proposed transfers, a drag-along right of the Company in connection with certain corporate transactions, and a 5-year market stand-off agreement prohibiting transfers for up to 180 days following the effective date of any registration statement of the Company. If the director or the consultant does not meet the vesting conditions pursuant to the Agreement by December 31, 2005 (amended to December 31, 2006), then a pro rata portion of the restricted shares shall be vested based on the formula provided by the Agreement. All restricted shares that do not vest as of December 31, 2006 shall be automatically rescinded and cancelled. Each director or consultant may vote the stock received to the extent any unvested shares are rescinded and cancelled. The consideration received by the Company consisted of services rendered to the Company and the continuing dedication of these directors and consultants to the Company’s business. The shares were valued at $0.25 per share, or $112,500 of total.

During the six months ended June 30, 2006 and 2005, 92,574 shares and 199,121 shares were vested, respectively. The Company recognized, respectively, $23,320 and $49,780 in compensation during those periods. As of June 30, 2006, the remaining unvested shares under the Agreements amounted to 61,445 shares or $15,361.

NOTE 8 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months		For six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$ (324,014)	$ (153,137)	$ (687,399)	$ (299,531)
Denominator:
Weighted Average Number of Shares	4,545,464	2,293,464	3,694,797	2,108,464

Net loss per share-Basic and Diluted	$ (0.07)	$ (0.07)	$ (0.19)	$ (0.14)

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As the Company incurred net losses for the three and six months ended June 30, 2006, the effect of dilutive securities totalling 405,646,574 and 227,933,182 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

As the Company incurred net losses for the three and six months ended June 30, 2005, the effect of dilutive securities totalling 3,356 and 3,318 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

NOTE 9 – ELECTION OF DIRECTORS AND CHAIRMAN OF THE BOARD

On January 6, 2006, the Board of Directors of the Company elected George Lefevre, the Chief Executive Officer to the MotivNation Board of Directors as well as the Chairman of the Board.

NOTE 10 – BUSINESS AND CREDIT CONCENTRATIONS

Three major customers accounted for approximately $267,942 or 50.6% of the Customized Automotive segment revenues for the three months ended June 30, 2006. Two major customers accounted for approximately $230,942 or 22.5% of the Customized Automotive segment revenues for the six months ended June 30, 2006.

One major customer accounted for approximately $525,932 and $766,750 or 43.3% and 38.4% of the Customized Automotive segment revenues for the three and six months ended June 30, 2005, respectively.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of June 30, 2006.

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

The following table summarizes the activity related to the product warranty liability during the first six months of 2006 and 2005:

As of June 30,	2006	2005
Beginning Balance	$ 12,350	$ 14,173
Provision of warranties	6,000	6,000
Utilization of reserve	(2,147)	(8,873)
Ending Balance	$ 16,203	$ 11,300

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES

Deferred Consulting Expense

The Company did not achieve certain benchmarks pursuant to the Business Consulting Agreement dated April 20, 2004 and has deferred consulting expense of $254,800 as of June 30, 2006.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has a Revolving Line of Credit with a related party to finance the Company’s vehicle inventory chassis up to $250,000. Interest is payable at 9% for every inventory chassis financed below $48,000 and at 7% for every inventory chassis financed above $48,000. Principal and interest is due, no longer than ten weeks, upon the delivery and/or final payment made to the Company for the finished goods. As of June 30, 2006, the amount drawn against the line and the related accrued interest was $46,348 and $76,971, respectively. The line of credit is secured by the inventory chassis vehicle title.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company also has short-term notes payable to the officers and a related party, aggregate of $189,758 plus related accrued interest of $19,470 as of June 30, 2006. The notes carry interest at 10% per annum and are unsecured.

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

The Company does not track its assets by operating segments. Consequently, it is not practical to show assets by operating segments.

Summarized financial information of the Company’s results by operating segment is as follows:

	For Three Months ended		For Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
Custom Motorcycle:
Net revenue to external customers	$10,987	$72,549	$19,146	$216,055
Cost of revenue	35,156	35,589	46,694	117,238
Margin	$(24,169)	$36,960	$(27,548)	$98,817

Custom Automotive:
Net revenue to external customers	$525,708	$1,213,570	$1,009,452	$1,996,398
Cost of revenue	458,284	1,022,306	952,038	1,674,168
Margin	$67,424	$191,264	$57,414	$322,230

Total Net Revenue to External Customers	$536,695	$1,286,119	$1,028,598	$2,212,453
Total Cost of Revenue	493,440	1,057,895	998,732	1,791,406
Total Margin	43,255	228,224	29,866	421,047

Intersegment Revenues:
Custom Motorcycles	$-	$2,150	$-	$2,150
Custom Automotive	-	-	-	-
Total Intersegment Revenues	$-	$2,150	$-	$2,150

Intersegment transactions are recorded at cost. The margins reported reflect only the direct controllable expenses of each line of business and do no represent the actual margins for each operating segment because they do not contain corporate and general and administrative expenses as well as stock-based compensation incurred in support of the lines of business.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of operating segment margin to net loss before income taxes
	For Three Months ended		For Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
Total margin for reportable segments	$ 43,255	$ 228,224	$ 29,866	$ 421,047
Corporate and general and administrative expenses	(323,962)	(279,146)	(599,258)	(576,057)
Loss on disposal of assets	-	(95,756)	(2,459)	(95,756)
Interest and Other Expense	(62,209)	(6,434)	(132,183)	(47,142)
Interest and Other Income	18,902	-	19,035	2
Net loss before income taxes	$ (324,014)	$ (153,112)	$ (684,999)	$ (297,906)

NOTE 15 – SUBSEQUENT EVENT

The Company is currently negotiating to renew the lease for TrixMotive’s facilities which will expire in August 2006. The Company also considers relocating.

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

Results of Operations

Three Months Ended June 30, 2006 compared to the Three Months Ended June 30, 2005

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005 are as follows:

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005	Percentage Change Increase (Decrease)

Revenue	$536,695	1,286,119	(58.3)%
Cost of revenue	493,440	1,057,895	(53.4)%
Selling, General & Administrative Expenses	323,962	279,146	16.1%

Operating (loss)	$(280,707)	(50,922)	451.2%

Revenues

We had total revenues of $536,695 and $1,286,119 for the three month period ended June 30, 2006, and 2005 respectively. The decrease in revenue of 58.3% is primarily due to changes in our business model for our TrixMotive subsidiary. In the second quarter of 2006, Trixmotive launched a production run on the 2007 Escalade. This change caused limited sales of our custom conversions, and decreases in our profit margins. We anticipate this to continue until our production line is fully operational.

Cost of Revenues

We incurred total costs of $493,440 and $1,057,895 for the three month period ended June 30, 2006, and 2005, respectively. The decrease in our cost of sales of 53.4% is primarily due to decrease in overall sales.

Operating Expenses

Our selling, general and administrative expenses consist primarily of sales, marketing, production and other administrative personnel, cost of facilities and related spending, salaries, and related costs for executive. These major expenses increased by 22.8% for the second quarter of 2006 versus 2005, primarily as a result of increases in salary and wages of 194%. In addition there was increase in advertising and accounting expense of 66.3% and 28% respectively for the same time period. Total expenses were $323,962 for the second quarter of 2006. A 16.1% increase compared to the second quarter of 2005. The major expenses incurred during the three months ended June 30, 2006 and 2005 were:

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$54,160	$70,997	(23.7)%
Salary & Wages	111,993	38,056	194%
Insurance	37,797	39,982	(5.5)%
Accounting Fees	14,075	11,000	28%
Consulting	13,645	19,292	(29.3)%
Advertising	11,234	6,757	66.3%
Shipping and Delivery	9,667	8,852	9.2%
Depreciation	10,522	19,276	(45.4)%

Total Major Expenses	263,093	214,212	22.8%

Total Expenses	323,962	279,146	16.1%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended June 30, 2006 and 2005 are as follows:

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005	Percentage Change Increase (Decrease)

Interest and other income	18,902	0%
Interest and other expenses	(62,209)	(102,190)	(39.1)%
Total other income (expenses)	(43,307)	(102,190)	(57.6)%

Net (loss)	$(324,014)	(153,137)	111.6%

During the three months ended June 30, 2006, our total other expenses decreased by 57.6% compared to the three months ended June 30, 2005. This was due to a decrease in interest and other expenses of approximately $39,981. Net loss increased 111.6% due to the 451.2% increase in operating loss. The primary reason for net loss was a decrease in overall revenues while increasing total Expenses

Results of Operations

Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2005

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005 are as follows:

	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005	Percentage Change Increase (Decrease)

Revenue	$1,028,598	2,212,453	(53.5)%
Cost of revenue	998,732	1,791,406	(44.2)%
Selling, General & Administrative Expenses	599,258	421,047	42.3%

Operating (loss)	$(569,392)	(155,010)	267.3%

Revenues

We had total revenues of $1,028,598 and $2,212,453 for the six month period ended June 30, 2006, and 2005 respectively. The decrease in revenue of 53.5% is primarily due to due to changes in our business model for our TrixMotive subsidiary. In the second quarter of 2006, Trixmotive launched a production run on the 2007 Escalade. This change caused limited sales of our custom conversions.

Cost of Revenues

We incurred total costs of $998,732 and $1,791,406 for the six month period ended June 30, 2006, and 2005, respectively. The decrease in our cost of sales of 44.2% is primarily due to decrease in overall sales.

Operating Expenses

Our selling, general and administrative expenses consist primarily of sales, marketing, production and other administrative personnel, cost of facilities and related spending, salaries, and related costs for executive. Major expenses increased by 22.8% for the same period in 2006 versus 2005, primarily as a result of increases in salary and wages of 166.3%. In addition there was an increase in accounting expense of 22.7% for the same time period. Total expenses were $599,258 for the six month period ended June 30, 2006. A 4% increase compared to the same period of 2005. The major expenses incurred during the six months ended June 30, 2006 and 2005 were:

	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$104,328	$140,291	(25.6)%
Salary & Wages	203,379	76,385	166.3%
Insurance	70,373	77,489	(9.2)%
Accounting Fees	25,757	21,000	22.7%
Consulting	21,206	33,187	(36.1)%
Advertising	14,355	22,244	(35.5)%
Shipping and Delivery	15,353	18,823	(18.4)%
Depreciation	21,044	31,078	(32.3)%

Total Major Expenses	475,795	420,497	13.2%

Total Expenses	599,258	576,057	4%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the six months ended June 30, 2006 and 2005 are as follows:

	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005	Percentage Change Increase (Decrease)

Interest and other income	19,035	2	951650%
Interest and other expenses	(134,642)	(142,898)	(5.8)%
Total other income (expenses)	(115,607)	(142,896)	(19.1)%

Net loss	$(687,399)	(299,531)	129.5%

During the six months ended June 30, 2006, our total other expenses decreased by 19.1% compared to the six months ended June 30, 2005 as a result of decreases in interest expense of $8,256. Net loss increased 129.5% due to the 267.3% increase in operating loss.

Liquidity and Capital Resources

Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable. At June 30, 2006, we had working capital of $463,672 resulting primarily from the company’s two million dollar financing.

Net cash provided by operating activities was a negative $1,173,006 for the six months ended June 30, 2006. This resulted primarily from the increase in inventory of $464,216 and an increase in prepaid/other assets of $60,538. In addition a decrease unearned revenue of $66,482 contributed to the negative cash flow from operating activities. An offset to this was an increase in Accounts Payable/Accrued expenses of $41,326. Other offsets were adjustments to depreciation, non-cash expenses, loss on disposal of assets, and amortization of debt issuance cost of $21,045, $23,320, $2,459, and $12,917 respectively.

Net cash provided in investing activities was $200 which was primarily due to the proceeds from the sale of property and equipment.

Net cash from financing activities was $1,632,623 for the six months ended June 30, 2006, and resulted primarily from proceeds from a convertible note of $1,678,500. This was offset by repayments to related parties and payments on long-term debt of $28,804 and $17,073 respectively.

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

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our financial statements for the year ended December 31, 2005 and the notes to our unaudited financial statements for the three and six months ended June 30, 2006, however, includes an explanatory paragraph indicating there is a substantial doubt about the Company’s ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional debt and/or equity financing. There can be no assurances that these plans will be successful.

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

In connection with the convertible notes issued on January 4, 2006, the following common stock issuable upon the exercise of warrants at $1.50: 74,375 shares of common stock issuable to AJW Partners, LLC, 203,750 shares of common stock issuable to AJW Qualified Partners, LLC, 9,375 shares of common stock issuable to New Millennium Capital Partners II, LLC and 337,500 to AJW Offshore, LTD.

In connection with the convertible notes issued on January 30, 2006, the following common stock issuable upon the exercise of warrants at $1.50: 178,500 shares of common stock issuable to AJW Partners, LLC, 489,000 shares of common stock issuable to AJW Qualified Partners, LLC, 22,500 shares of common stock issuable to New Millennium Capital Partners II, LLC and 810,000 to AJW Offshore, LTD.

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

Dated: August 18, 2006	MotivNation, Inc.

By: /s/ George Lefevre
George Lefevre CEO