Form 10KSB/A
period 2005-12-31
MotivNation, Inc.
filed 2006-11-03
CIK 1853

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment I

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

Common Stock, $0.001 par value
(Title if Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No☒

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

Documents Incorporated by Reference

None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

MotivNation, Inc. ("MOVT" or the "Company") filed its Annual Report on Form 10-KSB for fiscal year 2005 (the "Annual Report") with the Securities and Exchange Commission (the "Commission") on March 31, 2006. On August 30, 2006, the Commission issued comments to the Annual Report. This Annual Report on Form 10-KSB/A, Amendment No. 1 ("Amendment No. 1") amends the Annual Report to incorporate certain revisions that have been made to MOVT’s disclosures and the presentation of MOVT’s financial statements, in response to the Commission’s comments.

Accordingly, changes have been made to the following sections of the Annual Report:

•	Item 3. Legal Proceedings.

•	Item 6. Management Discussion and Analysis or Plan of Operation.

•	Item 7. Financial Statements.

Although this Form 10-KSB/A contains all of the items required to be included in an Annual Report on Form 10-KSB, no other information in the original filing is amended hereby. In addition, pursuant to the rules of the SEC, Item 13 of Part III of the original filing has been amended to contain currently dated certifications from the MOVT’s Chief Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Updated certifications of the Company’s Chief Executive Officer and Principal Financial Officer are attached to this Form 10-KSB/A as Exhibits 31 and 32.

Except for the foregoing amended information, this Form 10-KSB/A continues to speak as of the date of the original filing, and MOVT has not updated the disclosures contained herein to reflect events that occurred at a later date.

MOTIVNATION, INC.
FOR THE FISCAL YEAR ENDED
December 31, 2004

Index to Report
on Form 10-KSB

Pages(s)

PART I

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

No provision for any contingent liabilities has been made in the accompanying consolidated financial statements since management cannot predict the outcome of the claims or estimate the amount of any loss that may result. In addition, the Company has received an outside legal opinion from an attorney that states the outstanding liability is not the Company’s as the original lease was signed by the previous owners of Damon’s. However, the Company will continue to accrue the past due rent of $19,657 in the accompanying financial statements until this matter is resolved.

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

Fiscal Year 2005 Compared to Fiscal Year 2004

Results of Operations for the Years Ended December 31, 2005 and 2004 Compared.

	Year Ended December 31, 2005	Year Ended December 31, 2004
Revenues	$3,286,523	$1,136,447

Cost of Revenues	2,784,831	872,084

Gross Profit	501,692	264,363

SG&A	1,192,955	612,898

Loss on disposal of assets	113,995

Other Expenses	662,393	25,107

Provision for income taxes	2,400	800

Net Loss	$1,470,051	$374,442

Revenue

	2005	2004	Increase/(decrease) $
For the year ended December 31:
Revenue	$3,286,523	$1,136,447	$2,150,076

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

Other Income (Expenses)

	2005	2004	Increase/(decrease) $
For the year ended December 31:
Interest and other income	41,620	12,705	28,915
Change in derivative liability	4,080	-	4,080
Interest expense	(105,352)	(9,409)	95,943
Finance costs	(602,741)	-	602,741
Total other income (expenses)	$(662,393)	$3,296	665,689

Other expenses increased approximately $ 665,689 from the year ending December 31, 2005 compared to the same period in 2004. This was primarily due to increases in Finance costs and Interest expense of $602,741 and $95,943 respectively. Finance costs increased primarily due to the Stock Purchase agreement signed on November 30, 2005. Interest expense increased primarily because of the increase in use of the credit line to finance in house chassis. In addition loan from officers and related parties contributed to this increase. This increase was marginally offset by increases in interest/other income and a change of derivative liability of $28,915 and $4,080 respectively. The increase in interest/other income was primarily due to the settlement on payables due to our former SEC attorneys in the amount of $37,700.

Net Income (Loss)

	2005	2004	Increase/(decrease) $
For the year ended December 31:
Net Income (loss)	$(1,470,051)	$(324,442)	$1,145,609

The net loss for the year ended December 31, 2005 was $1,470,051, versus a net loss of $324,442 for the year ended December 31, 2004, an increase in net loss of $1,145,609. The increase in net loss was primarily due to the financing costs of $602,741, which is associated with the Company’s equity financing during the 4th Quarter. Moreover the increase in the net loss was due to recognizing a full years worth of revenue and expense from the operations of TrixMotive, Inc. and Damon’s Motorcycle Creations. Also during the year Damon’s Motorcycle Creation’s relocated to a larger facility, which disrupted output and eliminated some of the walk in business that was established by being in one location for a long period of time. In addition TrixMotive participated in multiple trade-show events to give exposure to the company. Trade shows are costly when it comes to building a show car but the company feels that building a name in the industry is important for future success.

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

Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability. Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity. These steps include increasing operating revenues over last year through the growth of the business by expanding our product line to offer complete customized vehicles by financing our own chassis through our credit line and equity financing. In addition the company has been looking into, reducing costs by bringing certain projects in-house through possible acquisitions, and constantly testing the market for better pricing on our costs of goods sold. As well as making timely payments of our obligations, building our stock and debt sources to provide additional working capital, and continuing to review our business plan to assure we are moving the business forward in a cost-effective manner . The company will and continuing continue to examine the segments of our business that offer the most profitable opportunity for success and eliminating operations and practices which detract from our profitability. During the course of 2005 the company has taken measures to eliminate our mechanical department and has chosen to outsource and subcontract these jobs. This segment of the company’s operations proved to be time consuming and costly due to the high labor expense, and slow productivity.

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

Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment annually, and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2005, the Company had a loss on disposal of assets of approximately $113,995 due to the Damon’s move and subsequent disposal of assets.

Revenue Recognition. The Company’s primary source of revenue comes from the sales of customized automotive conversions. We recognize revenue based on the completed-contact method, whereas customer deposits and partial payments of the conversion are deferred and treated as current liabilities, until the vehicle is completed and recognized as revenue. Other services such as repairs minor alterations are recorded when the service is performed.

Inventories. Inventory includes parts and materials related to the vehicles in the process of being modified and converted. In addition the company will include the cost of the unmodified vehicle chassis if purchased in house. Shipping and handling costs are included in inventory. All inventories are valued at the lower of cost or market.

The Company performs periodic inventory procedures and at times identifies supply inventory that is considered excess inventory or obsolete. The Company writes the obsolete and excessive inventory down to the lower of cost or market and the amount is included in general and administrative expenses for the period.

Income Taxes. The Company’s income tax expense involves using the deferred tax assets and liabilities included on the balance sheet. These tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has recurring losses, substantial working capital and stockholders' deficit and negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 19 to the consolidated financial statements, the Company has restated its December 31, 2005 consolidated financial statements to reflect the proper treatment of its convertible debt and the associated liabilities surrounding that debt.

/s/Spector & Wong, LLP
Pasadena, California
March 29, 2006, except for the notes 1, 2, 7, 9,10, 18, and 19, as to which the date is October 30, 2006.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED BALANCE SHEETS

	2005	2004
	(Restated)
ASSETS
Current Assets
Cash	$96,586	$6,020
Accounts receivable, net	92,405	783,051
Prepaid expenses and other current assets	26,912	2,554
Inventory	165,854	156,537
Total Current Assets	381,757	948,162

Property and equipment, net	197,911	375,997

Goodwill	333,242	333,242
Debt issuance cost, net	53,472	-
Other assets	21,696	7,433

TOTAL ASSETS	$988,078	$1,664,834
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$249,740	$197,821
Accrued liabilities	363,226	174,188
Unearned revenue	149,367	761,419
Short-term notes payable to related parties	264,911	214,825
Current portion of long-term notes payable	4,216	8,019
Current portion of capital lease obligations	31,299	29,732
Total Current Liabilities	1,062,759	1,386,004
Long-Term Debt
Long-term notes payable, excluding current portion	7,349	22,790
Capital lease obligations, excluding current portion	10,570	39,541
Convertible notes payable, net of unamortized discount of $297,962	2,038	-
Derivative liabilities	895,095	-
Total Long-Term Liabilities	915,052	62,331
Total Liabilities	1,977,811	1,448,335

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
issued and outstanding 2005 2,293,464 shares; 2004 1,183,464 shares	2,294	1,184
Paid-in Capital	1,241,210	7,153,020
Deferred consulting	(293,481)	(6,468,000)
Accumulated deficit	(1,939,756)	(469,705)
Total Stockholders' Equity (Deficit)	(989,733)	216,499

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$988,078	$1,664,834

See Notes to Consolidated Financial Statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

For years ended December 31,	2005	2004
	(Restated)
Sales:
Sales - products	$876,910	$229,063
Sales - services	2,409,613	907,384
Total sales	3,286,523	1,136,447

Cost of sales:
Cost of products	809,497	135,111
Cost of services	1,975,334	736,973
Total costs of sales	2,784,831	872,084

Gross profit	501,692	264,363

Operating Expenses:
Selling, general and administrative Expenses	1,192,955	612,898
Loss on disposal of assets	113,995	28,403
Total Operating Expenses	1,306,950	641,301

Operating loss	(805,258)	(376,938)

Other income(expenses):
Interest and other income	41,620	12,705
Change in derivative liabilities	4,080	-
Interest expense	(105,352)	(9,409)
Financing costs	(602,741)	-
Total other income(expenses)	(662,393)	3,296

Net loss before state franchise tax	(1,467,651)	(373,642)

State franchise tax	2,400	800

Net loss	$(1,470,051)	$(374,442)

Net loss per share-Basic and Diluted	$(0.67)	$(0.45)

Weighted Average Number of Shares	2,200,964	838,197

See Notes to Consolidated Financial Statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHDOLERS’ EQUITY (DEFICIT)
For years ended December 31, 2005 and 2004 (Restated)

	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Consulting	Deficit	Total
Balance at December 31, 2003	88,879,850	$88,880	$152,779	$-	$(84,213)	$157,446

Reverse split 1 for 100 on
September 9, 2005	(87,991,052)	(87,991)	87,991			-

Balance at December 31, 2003,
retroactively restated	888,798	889	240,770	-	(84,213)	157,446

Stockholder's Distribution prior to
reverse merger					(11,050)	(11,050)

Reverse merger with ABED	98,665	99	(9,973)			(9,874)

Issuance of common stock for:
Deferred consulting	196,000	196	6,467,804	(6,468,000)		-
Acquisition of Moonlight	140,000	140	332,360			332,500

Retirement of common shares	(140,000)	(140)	140			-

Fixed assets adjustment			258,541			258,541

Inventory adjustment			(136,622)			(136,622)

Net loss					(374,442)	(374,442)

Balance at December 31, 2004	1,183,463	1,184	7,153,020	(6,468,000)	(469,705)	216,499

Issuance of common stock for:
Deferred consulting	450,000	450	112,050	(112,500)		-
Retirement of related party debt	500,000	500	124,500			125,000
Debt issuance cost	60,000	60	14,940			15,000
Reduction of accrued liability	100,000	100	49,900			50,000

Deferred consulting adjustment			(6,213,200)	6,213,200		-

Amortization of deferred consulting				73,819		73,819

Net loss					(1,470,051)	(1,470,051)

Balance at December 31, 2005	2,293,463	$2,294	$1,241,210	$(293,481)	$(1,939,756)	$(989,733)

See Notes to Consolidated Financial Statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For years ended December 31,	2005	2004
	(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,470,051)	$(374,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,912	27,237
Noncash interest expense and financing costs	602,741	-
Change in derivative liabilities	(4,080)	-
Non-cash adjustments	26,573	-
Loss on disposal of assets	113,995	28,403
Issuance of common stock for debt issuance cost	15,000	-
Amortization of deferred consulting	73,819	-
(Increase) Decrease in:
Accounts receivable	690,646	(574,724)
Inventory	(9,317)	43,706
Prepaid and other assets	(18,621)	(877)
Increase (Decrease) in:
Accounts payable and accrued liabilities	290,957	138,053
Unearned revenue	(612,052)	554,090
Net cash flows used in operating activities	(246,478)	(158,554)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,694)	-
Cash increase due to acquisition of Moonlight	-	7,231
Net cash flows provided by (used in) investing activities	(11,694)	7,231
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment on long-term notes payable and capital lease obligations	(51,348)	(11,961)
Net proceeds from related parties	175,086	168,739
Net proceeds from convertible debt	225,000	-
Shareholder Distribution	-	(11,050)
Net cash flows provided by financing activities	348,738	145,728

NET INCREASE (DECREASE) IN CASH	90,566	(5,595)
CASH AT BEGINNING OF YEAR	6,020	11,615
CASH AT END OF YEAR	$96,586	$6,020
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$2,400	$800
Interest Paid	$21,917	$3,616
Noncash Investing and Financing Activities:
Equipment purchased under capital lease obligations	$4,700	$23,500
Common stocks issued for deferred consulting service	$112,500	$6,468,000
Common stocks issued for reduction of accrued liabilities	$50,000	$-
Common stocks issued for retirement of related party debt	$125,000	$-
Common stocks issued for business acquisitions	$-	$322,626
Issuance warrants in connection with convertible debt	$299,975	$-
Recorded a beneficial conversion feature	$599,200	$-
Inventory and fixed assets adjustments	$-	$121,919

See Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF BUSINESS AND GOING CONCERN

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

NOTE 1 - NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

Going Concern: The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred operating losses totaling $1,470,051 and $374,442 for the years ended December 31, 2005 and 2004, respectively. In addition, the Company has a working capital deficit of $681,002 and an accumulated deficit of $1,939,756 as of December 31, 2005. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Management's plans include raising additional working capital through debt or equity financing and increasing marketing efforts to increase revenues. On November 30, 2005, the Company entered into a Security Purchase Agreement and agreed to issue and sell (i) callable secured convertible notes up to $2 million, and (ii) warrants to acquire aggregate of 2.5 million of the Company’s common stocks (See Note 7 - Convertible Notes Payable and Derivative Liabilities). The ability of the Company to continue as a going concern is dependent its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments: The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and borrowings. The Company believes the financial instruments’ recorded values approximate current values because of their nature and respective durations. The convertible notes payable issued on November 30, 2005 were evaluated and determined not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with the convertible notes payable on November 30, 2005 were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in the Consolidated Statements of Operations. The fair value of embedded conversion options and stock warrants are based on a Black-Scholes fair value calculation. The fair value of convertible notes payable is based on discounted cash flows of principal and interest payments.

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

Convertible Notes Payable and Derivative Liabilities: The Company accounts for convertible notes payable and warrants in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. Emerging Issue Task Force (EITF) 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" and EITF 05-2, "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19" were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity. The convertible notes payable issued on November 30, 2005 were evaluated and determined not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with the convertible notes payable on November 30, 2005 were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at November 30, 2005 and December 31, 2005. The November 30, 2005 valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the three-year life of the debts using the effective interest method. The December 31, 2005 valuation was used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-Based Compensation: The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the EITF Issue No. 00-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

At December 31,	2005	2004
Accounts Receivable, net
Billed -
Completed jobs	$58,925	$12,285
Jobs in progress	-	739,165
Unbilled -
Completed jobs	32,389	41,648
Jobs in progress	1,091	2,206
Subtotal	92,405	795,304
Less allowance for bad debts	-	(12,253)
Accounts receivable, net	$92,405	$783,051
Inventory
Painted materials	$85,513	$101,628
Mechanical materials	23,634	38,858
Body shop materials	10,359	16,051
Vehicles	46,348	-
Total inventory	$165,854	$156,537
Property and Equipment, net
Automobiles	$19,026	$44,406
Furniture and fixtures	1,839	47,539
Machinery and equipment	228,188	305,589
Office equipment	700	2,700
	249,753	400,234
Less: accumulated depreciation	(51,842)	(24,237)
Property and Equipment, net	$197,911	$375,997
Accrued Liabilities
Accrued payroll and related taxes	$69,178	$51,867
Credit cards payable	22,685	19,167
Accrued vacation	20,529	13,024
Accrued interest	58,551	1,935
Accrued services	150,000	50,000
Others	42,283	38,195
Total accrued liabilities	$363,226	$174,188
Unearned Revenue
Customer Deposits	$149,367	$25,134
Billings in excess of costs and earnings on uncompleted contracts	-	736,285
Total unearned revenue	$149,367	$761,419

NOTE 4 - SHORT-TERM NOTES PAYABLE TO RELATED PARTIES

At December 31, short-term notes payable to related parties consisted of the following:

	2005	2004
1.) Revolving line of credit up to $50,000, payable
to a related party [a]	$111,302	$43,838

2.) Payable to a related party, interest accrued at
10%, due on July 2, 2005 [b]	32,388	32,388

3.) Demand note payable to a related party, non
interest bearing	49,000	12,500

4.) Demand note payable to a related party, non-
interest bearing	3,373	-

5.) Inventory line of credit to a related party c	68,848	-

6.) Payable to a related party, term is open d	-	126,099

Total	$264,911	$214,825

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

The Company also agreed to issue 60,000 shares of the Company’s common stock for the consideration for this line of credit (see Note 8 to consolidated financial statements).

d.
In February 2005, the Board of Directors has approved the issuance of 600,000 unregistered shares of the Company’s common stock to an officer to retire her debt in the amount of $150,000. As of September 30, 2005, the excess of 100,000 shares over the carrying value of the debt, in the amount of $25,000, were cancelled.

NOTE 5 - LONG-TERM NOTES PAYABLE

At December 31, 2005 and 2004, long-term notes payable consisted of the following:

	2005	2004
1.) Note Payable to Dell - Monthly installments of
$90, including interest at 9.99% per annum, due
March 2006. Secured by office equipment.	$794	$1,256

2.) Note Payable to Bank of America - Monthly
installments of $337, including interest at 5.99%
per annum, due January 2009. Secured by a vehicle	10,771	13,549

3.) Note Payable to Bank of America - Monthly
installments of $374, including interest at 4.92%
per annum, due December 2008. Secured by a vehicle	-	16,004
	11,565	30,809
Less: current maturities	(4,216)	(8,019)
Long-term notes payable	$7,349	$22,790

The future principal payments on the notes payable as of December 31, 2005 are summarized as follows:

Year ending December 31,
2006	$4,216
2007	3,687
2008	3,662
$11,565

NOTE 6 - CAPITAL LEASE OBLIGATIONS

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

The following table presents the future minimum lease payments under the capital leases together with the present value of the minimum lease payments as of December 31, 2005:

Year Ending December 31,
2006	$35,964
2007	12,704
2008	286
Total minimum lease payments	48,954
Lease amount representing interest	7,085
Present value of minimum lease payments	41,869
Less: current portion	31,299
Non-current portion	$10,570

NOTE 6 - CAPITAL LEASE OBLIGATIONS (CONTINUED)

The following is an analysis of leased assets included in property and equipment at December 31, 2005 and 2004:

At December 31,	2005	2004
Machinery and equipment	$91,841	$87,141
Less: accumulated depreciation	(11,675)	(2,178)
Net leased assets	$80,166	$84,963

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

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

The Company received the first traunch of $300,000 on November 30, 2005, less issuance costs of $55,000 and $20,000 for prepaid officers’ life insurance, the second traunch of $500,000 (less issuance costs of $6,000) on January 5, 2006, and the third and final traunch of $1,200,000 (less issuance costs of $15,500) on January 30, 2006. In connection with the financing, the Company issued 375,000, 625,000, and 1,500,000 shares of stock warrants, respectively, as of those dates.

The Company filed a registration statement with the SEC on December 15, 2005 and amended the registration statement on December 30, 2005, with respect to the sale of the notes and common stock issuable upon the conversion of the notes. The issuance costs incurred in connection with the convertible notes are deferred and being amortized to interest expense over the life of each debenture traunch.

The Company is accounting for the conversion option in the debts and the associated warrants as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19.” The Company attributed a beneficial conversion feature of $599,200 to the first traunch of the debt received on November 30, 2005 using the Black-Scholes Option Pricing Model with the following assumptions used: (1) dividend yield of 0%, (2) expected volatility of 356%, (3) risk-free interest rate of 4.41%, and (4) expected life of 3 years. The fair value of the conversion feature has been included as a discount to debt in the accompanying balance sheet up to the proceeds received from each traunch, with any excess or $299,200 charged to operations. The discount is being amortized over the life of the debt using the interest method. During the year ended December 31, 2005, amortization of debt discounts amounted to $2,038.

The warrants issued on November 30, 2005 in connection with the convertible debt were valued at $299,975 and charged to operations using the Black-Scholes Option Pricing Model with the following assumptions used: (1) dividend yield of 0%, (2) expected volatility of 356%, (3) risk-free interest rate of 4.42%, (4) expected life of 5 years and (5) fair value of the Company’s common stock was $0.80 per share.

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

In accordance with the EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debts have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of December 31, 2005, the fair values of the conversion feature and the stock warrants aggregated to $895,095. The Company recorded a gain of $4,080 related to the change in fair value from the date of issuance of the convertible debt to December 31, 2005. This amount is recorded as “Change in Derivative Liabilities” a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

NOTE 8 - STOCKHOLDERS’ EQUITY

Restricted Stock Agreements

On February 15, 2005, the Board of Directors approved the issuance of 50,000 unregistered shares of the Company’s common stock to each of the three directors and the issuance of 150,000 unregistered shares to each of the two consultants, and entered into a Restricted Stock Agreement with each of these directors and consultants. Each Restricted Stock Agreement provides for certain vesting conditions, a lock-up agreement, a first refusal right of the Company with respect to certain proposed transfers, a drag-along right of the Company in connection with certain corporate transactions, and a 5-year market stand-off agreement prohibiting transfers for up to 180 days following the effective date of any registration statement of the Company. If the director or the consultant does not meet the vesting conditions pursuant to the Agreement by December 31, 2005, then a pro rata portion of the restricted shares shall be vested based on the formula provided by the Agreement. All restricted shares that do not vest as of December 31, 2005 shall be automatically rescinded and cancelled. On February 28, 2006, the Board of Directors and Recipients agreed to extend the agreements to commence on December 31, 2006. At that time, all conditions set forth in the agreement would occur. Each director or consultant may vote the stock received to the extent any unvested shares are rescinded and cancelled. The consideration received by the Company consisted of services rendered to the Company and the continuing dedication of these directors and consultants to the Company’s business. The shares were valued at a discount price of $0.25 per share, or $112,500 of total.

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

NOTE 8 - STOCKHOLDERS’ EQUITY (CONTINUED)

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

NOTE 9 - INCOME TAX

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

The deferred tax assets as of December 31, 2005 and 2004 consist of the following:

	2005	2004
Tax Benefit on net operating loss carryforward	$402,826	$177,286
Temporary difference in other accruals	38,385	(11,649)
Temporary difference in depreciation and amortization	(3,342)	(2,378)
Others	127,722	-
Less: valulation allowance	(565,591)	(163,259)
Net deferred tax assets	$-	$-

NOTE 10 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	For years ended December 31,
	2005	2004
Numerator:
Net Loss	$(1,470,051)	$(374,442)
Denominator:
Weighted Average Number of Shares	2,200,964	838,197

Net loss per share-Basic and Diluted	$(0.67)	$(0.42)

As the Company incurred net losses for the years ended December 31, 2005 and 2004, it has excluded from the calculation of diluted net loss per share approximately 37,717 and 1,601 shares, respectively, related to its convertible debt in accordance with EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”.

NOTE 11 - MERGER AND ACQUISITION

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

Details of the net liabilities assumed at book value at the acquisition date are as follows:

Current assets	$-
Less: Current Liabilities	(9,874)
Net liabilities assumed	$(9,874)

Supplemental Information for MotivNation, Inc. at and for the period ended May 11, 2004 (formerly known as Aberdeen Mining Company):

Summary Balance Sheets:

Assets	$-
Liabilities	(9,874)
Net Assets (Liabilities)	$(9,874)

NOTE 11 - MERGER AND ACQUISITION (CONTINUED)

Stockholders’ Deficit:

Preferred stock, $0.001 par value; 100,000,000 shares
authorized; none issued and outstanding	$-
Common stock, $0.001 par value; 300,000,000 shares
authorized;9,866,500 shares issued and outstanding	9,867
Additional paid-in capital	911,881
Accumulated deficit	(931,622)
Total stockholders' deficit	$(9,874)

Summary Statements of Operations:

Revenue	$45
General and administrative expenses	43,210
Net Loss for the Period	$(43,165)

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

Net revenue	$2,825,425
Net loss	$(340,178)
Basic and diluted net loss per share	$(0.41)

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

NOTE 13 - BUSINESS AND CREDIT CONCENTRATIONS

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

As of December 31, 2005, the minimum lease payments under these leases are:

Year ended December 31,	Amount
2006	$132,923
2007	64,440
2008	43,792
$241,155

Business Consulting Agreement

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

No provision for any contingent liabilities has been made in the accompanying consolidated financial statements since management cannot predict the outcome of the claims or estimate the amount of any loss that may result. In addition, the Company has received an outside legal opinion from an attorney that states the outstanding liability is not the Company’s as the original lease was signed by the previous owners of Damon’s. However, the Company will continue to accrue the past due rent of $19,657 in the accompanying financial statements until this matter is resolved.

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

The following table summarizes the activity related to the product warranty liability during 2005 and 2004:

Years ended December 31,	2005	2004
Beginning Balance	$14,173	$-
Accrued warranty assumed from Moonlight	-	16,261
Provision of warranties	12,000	3,000
Payments	(13,823)	(5,088)
Ending Balance	$12,350	$14,173

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

NOTE 16 - SEGMENT INFORMATION (CONTINUED)

Intersegment transactions: Intersegment transactions are recorded at cost.

Summarized financial information of the Company’s results by operating segment is as follows:

	Years ended December 31,
	2005	2004
Net Revenue to External Customers:
Custom Motorcycle	$308,246	$633,933
Custom Automotive	2,978,277	502,514
Total net revenue to external customers	$3,286,523	$1,136,447
Intersegment Revenue:
Custom Motorcycle	$2,150	$-
Custom Automotive	-	-
Total intersegment revenue	$2,150	$-
Operating Loss:
Custom Motorcycle	$(183,828)	$(32,061)
Custom Automotive	(306,256)	(180,465)
Operating loss by reportable segments	(490,084)	(212,526)
All other operating loss	(315,174)	(164,412)
Consolidated operating loss	$(805,258)	$(376,938)
Net Loss before Tax:
Custom Motorcycle	$(193,593)	$(25,258)
Custom Automotive	(371,896)	(182,321)
Net loss by reportable segments	(565,489)	(207,579)
All other net loss	(902,162)	(166,063)
Consolidated net loss before tax	$(1,467,651)	$(373,642)

	At December 31,
Total Assets:	2005	2004
Custom Motorcycle	$192,401	$358,267
Custom Automotive	295,523	972,280
	487,924	1,330,547
All other segment	500,154	334,287
Consolidated assets	$988,078	$1,664,834

NOTE 17 - SUBSEQUENT EVENTS

Election of Board of Directors and Chairman of the Board

On January 6, 2006, the board of Directors of the Company elected George Lefevre, the Chief Executive Officer to the MotivNation Board of Directors as well as the Chairman of the Board.

Shares for Debt Agreement

On February 2, 2006, the Board of Directors approved the issuance of 217,000 and 435,000 unregistered shares of common stock to the Chief Financial Officer and Chief Executive Officer, respectively, and entered into a Shares for Debt Agreement with them. The consideration received by the Company consisted of $50,000 and $100,000 in services rendered by the CFO and CEO during the period from January 1, 2005 through December 31, 2005, and a full release from any other claims for compensation relating to such period.

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

NOTE 18 - RELATED PARTY TRANSACTIONS

As of December 31, 2005, the Company’ chief executive officer, chief operating officer jointly with a beneficial owner, the former president and the former secretary own a controlling interest of 86.5% in the Company.

NOTE 19 - RESTATEMENT

The December 31, 2005 consolidated financial statements have been restated to record a beneficial conversion feature related to the Company's convertible notes payable described in Note 7. The result is to record a discount on debt to $300,000 which will be amortized over the three-year life of the notes using interest method and to increase the excess discounts to financing costs by $299,200. Also, in accordance with EITF 00-19, the conversion feature of each convertible debenture should have been included as a long-term liability, originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted. If the debt is converted prior to maturity, the carrying value will be transferred to equity. The conversion feature should be revalued each period until the convertible debt is converted, with the change in fair value from the date of issuance to the end of the period recorded as other income or expense for each period.

The Company has also recorded an additional financing cost related to the fair value of warrants issued with the debt. The result is to increase financing costs by $299,975. Also, the fair value of the warrants has been corrected to reflect a fair value of $296,211 at December 31, 2005.

22

NOTE 19 - RESTATEMENT (CONTINUED)

The impact on the consolidated financial statements at December 31, 2005 is summarized as follows:

	As reported	Restated
Unamortized debt discount	$-	$297,962
Derivative liabilities	$-	$895,095
Total long-term liabilities	$317,919	$915,052
Total liabilities	$1,380,678	$1,977,811
Accumulated deficit	$(1,342,623)	$(1,939,756)
Total Stockholders' Deficit	$(392,600)	$(989,733)

Financing costs	$-	$602,741
Change in derivative liabilties	$-	$4,080
Total other income (expense)	$(179,225)	$(662,393)
Net loss	$(872,918)	$(1,470,051)
Net loss per share	$(0.40)	$(0.67)

23

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

Summary Compensation Table

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary (3)	Bonus	Other Annual Compensation	Restricted Stock (4)	Options	LTIP Payouts	All Other Compensation
George LeFevre -	2005	$112,500
CEO &	2004
Director (1) (2) (3)	2003

Jay Isco-	2005	$55,167
CFO &	2004	$50,000
Secretary (1) (3)	2003

Leslie McPhail-	2005	$74,880
Chief Operating Officer (1) (3)	2004	$15,600
	2003

Mark Absher -	2005				$55,000
Director (1) (2) (5)	2004
	2003

David Psachie-	2005				$55,000
Director (1) (2) (5)	2004
	2003

Richard Holt-	2005				$55,000
Director (1) (2) (5)	2004
	2003

(1)	There was no compensation for any officer’s and directors for the year ending December 31, 2003
(2)	There was no compensation for George Lefevre, Mark Absher, David Psachie, and Richard Holt for the year ending December 31, 2004
(3)	Amounts noted are actual cash amounts paid and accrued salaries combined in their respective year. The following are the accrued salaries:
a.	George Lefevre
i.	2005- $100,000 in accrued salary
b.	Jay Isco
i.	2005- $50,000 in accrued salary
ii.	2004- $50,000 in accrued salary
c.	Leslie McPhail
i.	2005- $24,960 in accrued salary
(4)	The dollar value of the restricted shares is calculated by multiplying the closing market price of our unrestricted stock on the date of issuance as required in instructions to Item 402(b)(2)(iv)(A).
(5)	Mark Absher, David Psachie, Richard Holt each received 50,000 (post split) shares at a price of $1.10 (post split), the close price of the stock on February 15, 2005.

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

ITEM 13. EXHIBITS.

(a) Exhibits

Exhibit
Number	Description

3(i)	Articles of Incorporation**
3(ii)	ByLaws**
23.1	Consent of Spector & Wong LLP, the Company’s Independent Public Accountants
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

* Filed herewith

** Incorporated herein by reference from the Company’s Form 10-SB filed with the Commission on 10-24-2002
Reports on Form 8-K

1.	No Form 8-K was filed in the fourth quarter of 2005

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
George Lefevre- CEO
Dated:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	Title	DATE

___________, 2006
George Lefevre	CEO

___________, 2006
Jay Isco	CFO, Secretary