Form 10QSB/A
period 2006-03-31
MotivNation, Inc.
filed 2006-11-03
CIK 1853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-QSB/A
Amendment # 1

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2006.

Common Stock, Par Value $0.001	3,545,464
Title of Class	Number of Shares Outstanding as of March 31, 2006

EXPLANATORY NOTE

MotivNation, Inc. ("MOVT" or the "Company") filed its Quarterly Report on Form 10-QSB for period ending March 31, 2006 (the "Quarter Report") with the Securities and Exchange Commission (the "Commission") on May 22, 2006. On August 30, 2006, the Commission issued comments to the Quarterly Report. This Quarterly Report on Form 10-QSB/A, Amendment No. 1 ("Amendment No. 1") amends the Quarterly Report to incorporate certain revisions that have been made to MOVT’s disclosures and the presentation of MOVT’s financial statements, in response to the Commission’s comments.

Accordingly, changes have been made to the following sections of the Quarterly Report:

•	Financial Statement
Management Discussion and Analysis or Plan of Operation.
Legal Proceedings

Although this Form 10-QSB/A contains all of the items required to be included in a Quarterly Report on Form 10-QSB, no other information in the original filing is amended hereby. In addition, in accordance with applicable SEC rules, this amended Quarterly Report on Form 10-QSB/A includes currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. This Form 10-QSB/A should be read in conjunction with the Company's filings made with the SEC subsequent to the Original Filing.

For the convenience of the reader, this amended Quarterly Report on Form 10-QSB/A sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement described above and no other information in the Original Filing is amended hereby, as a result of the restatement:

TABLE OF CONTENTS

Part I
Financial Statement Item
Financial Statements
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	16
Controls and Procedures	24
Part II	25
Legal Proceedings	25
Changes in Securities	25
Defaults Upon Securities	26
Submission to a Vote	26
Other Information	26
Exhibits and Reports	27
Signatures	28

Exhibits

Index to Exhibits	29
Exhibits

Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC.

CONSOLIATED BALANCE SHEET (Unaudited)
March 31, 2006

(Restated)
ASSETS
Current Assets
Cash	$1,191,104
Accounts receivable	111,795
Prepaid expenses and other current assets	70,803
Inventory	227,645
Total Current Assets	1,601,347

Property and equipment, net	184,729

Goodwill	333,242
Debt issuance cost, net	69,028
Other assets	18,874

TOTAL ASSETS	$2,207,220
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$202,847
Accrued liabilities	286,443
Unearned revenue	31,560
Short-term notes payable to related parties	236,107
Current portion of long-term notes payable	4,487
Current portion of capital lease obligations	31,213
Total Current Liabilities	792,657

Long-term debt
Long-term notes payable, excluding current portion	6,521
Capital lease obligations, excluding current portion	2,774
Convertible notes payable, net of unamortized discount of $1,942,735	32,955
Derivative liabilities	4,019,594
Total Long-Term Debt	4,061,844
Total Liabilities	4,854,501

Stockholders' Deficit
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
3,545,464 shares issued and outstanding	3,546
Paid-in Capital	1,438,951
Deferred compensation and expenses	(282,228)
Accumulated deficit	(3,807,550)
Total Stockholders' Deficit	(2,647,281)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,207,220

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For Three Months ended March 31,	2006	2005
Sales:	(Restated)
Sales - products	$588	$134,553
Sales - services	491,315	791,781
Total sales	491,903	926,334

Cost of sales
Cost of products	4,182	116,637
Cost of services	501,110	616,874
Total costs of sales	505,292	733,511

Gross profit (deficit)	(13,389)	192,823

Operating Expenses:
Selling, general and administrative Expenses	275,296	296,911
Loss on disposal of assets	2,459	-
Total operating expenses	277,755	296,911

Operating loss	(291,144)	(104,088)

Other income(expenses)
Interest and other income	133	2
Change in derivative liabilities	1,899,113	-
Interest and other expense	(64,030)	(40,708)
Financing costs	(3,409,466)	-
Total other income(expenses)	(1,574,250)	(40,706)

Net loss before state franchise tax	(1,865,394)	(144,794)

State franchise tax	2,400	1,600

Net loss	$(1,867,794)	$(146,394)

Net loss per share-Basic and Diluted	$(0.66)	$(0.08)

Weighted Average Number of Shares	2,844,131	1,923,464

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For Three Months ended March 31,	2006	2005
	(Restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,867,794)	$(146,394)
Adjustments to reoncile net loss to net cash used in operating activities:
Depreciation	10,523	11,802
Loss on disposal of assets	2,459	-
Noncash expenses	11,253	45,240
Noncash interest expense and financing costs	3,409,466	-
Change in derivative liabilities	(1,899,113)	-
(Increase) Decrease in:
Accounts receivable	(19,390)	197,136
Inventory	(61,791)	(326,292)
Prepaids and others	(41,069)	(53,339)
Increase (Decrease) in:
Accounts payable and accrued liabilities	26,324	31,537
Unearned revenue	(117,807)	196,515
Net cash flows used in operating activities	(546,939)	(43,795)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds received from sale of property and equipment	200	-
Purchase of property and equipment	-	(6,200)
Net cash flows provided by (used in) investing activities	200	(6,200)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment on long-term debt	(8,439)	(12,826)
Net proceeds from (repayments to) related parties	(28,804)	177,698
Net proceeds from convertible notes payable	1,678,500	-
Net cash flows provided by financing activities	1,641,257	164,872

NET INCREASE IN CASH	1,094,518	114,877
CASH AT BEGINNING OF PERIOD	96,586	6,020

CASH AT END OF PERIOD	$1,191,104	$120,897
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$1,287	$5,074
Noncash Investing and Financing Activities:
Equipment purchased under capital lease obligations	$-	$4,700
Issuance of common shares for:
Reduction of accrued liabilities	$150,000	$50,000
Convertible notes payable	24,310	-
Retirement of related party debt	-	125,000
Deferred compensation	-	112,500
	$174,310	$287,500
Issuance of warrants in connection with convertible debt	$1,678,507	$-
Recorded a beneficial conversion feature	$3,393,635	$-
Transfer unamortized discount to paid-in capital due to debt conversion	$23,847	$-
Transfer derivative liabilities to paid-in capital due to debt conversion	$48,530	$-

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Convertible Notes Payable and Derivative Liabilities: The Company accounts for convertible notes payable and warrants in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. Emerging Issue Task Force (EITF) 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" and EITF 05-2, "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19" were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity. The convertible notes payable issued on November 30, 2005 and in January 2006 were evaluated and determined not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with the convertible notes payable were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and March 31, 2006. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the three-year life of the debts using the effective interest method. The March 31, 2006 valuation was used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

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

Stock-Based Compensation: The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the EITF Issue No. 00-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

New Accounting Pronouncements: In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instrument-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management is evaluating the financial statement impact of the adoption of SFAS No. 155.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The FASB has also issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140” but it will not have a relationship to the operations of the Company. Therefore a description and its impact on the Company’s operations and financial position have not been disclosed.

Restatement: The March 31, 2006 consolidated financial statements have been restated to record a beneficial conversion feature related to convertible notes payable issued by the Company in the amount of $3,393,635. The Company has also recorded an amount of $1,678,507 related to the fair value of warrants issued with the debt, which was recorded as a liability due to a registration rights agreement. The result is to record an aggregate discount on debt of $5,072,142 with any excess or $3,372,142 charged to operations. Also, the fair values of the warrants and conversion feature have been recorded at $4,019,594 at March 31, 2006, and an income for the three months ended March 31, 2006 of $1,899,133 has been recorded. As a result of these corrections, net loss for the three months ended March 31, 2006 has increased by $1,504,409 to $1,861,765, and net loss per share increased to $0.66 from $0.13.

Changes to the balance sheet at March 31, 2006 resulting from these corrections are as follows:

	As reported	Restated
Unamortized debt discount	$-	$1,942,735
Derivative liabilities	$-	$4,019,594
Paid-in Capital	$1,414,268	$1,438,951
Accumulated deficit	$1,706,008	$3,807,550

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred operating losses totaling $1,867,794 and $146,394 for three months ended March 31, 2006 and 2005, respectively. In addition, the Company has an accumulated deficit of $3,807,550 and its total liabilities exceed its total assets by $2,647,281 as of March 31, 2006. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Management's plans include raising additional working capital through debt or equity financing and increasing marketing efforts to increase revenues. On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes due in 2009, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock pursuant to a Security Purchase Agreement dated on November 30, 2005 (See Note 6 - Convertible Notes Payable and Derivative Liabilities). The ability of the Company to continue as a going concern is dependent its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items at March 31, 2006:

Accounts Receivable, net
Billed -
Completed jobs	$81,469
Unbilled -
Completed jobs	27,901
Jobs in progress	2,425
Subtotal	111,795
Less allowance for bad debts	-
Accounts receivable, net	$111,795
Inventory
Painted materials	$85,534
Mechanical materials	21,994
Body shop materials	10,565
Vehicles	109,552
Total inventory	$227,645
Property and Equipment, net
Automobiles	$19,026
Furniture and fixtures	1,839
Machinery and equipment	224,389
Office equipment	700
245,954
Less: accumulated depreciation	(61,225)
Property and Equipment, net	$184,729

NOTE 4 - BALANCE SHEET DETAILS (CONTINUED)

Accrued Liabilities
Accrued payroll and related taxes	$74,988
Credit cards payable	26,796
Accrued insurance	22,448
Accrued interest	118,290
Others	43,921
Total accrued liabilities	$286,443

NOTE 5 - GOODWILL

As of March 31, 2006, the Company had goodwill of $333,242 as a result of the acquisition of Moonlight Industries, Inc. in October 2004.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2006, the Company recorded no impairment charges under SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).

NOTE 6 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes due in 2009, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock. Proceeds from the notes amounted to $1,903,500 after issuance costs, of which the first traunch of $300,000 (less issuance costs of $55,000 and $20,000 for prepaid officers’ life insurance) was received on November 30, 2005, the second traunch of $500,000 (less issuance costs of $6,000) was received on January 5, 2006, and the third and final traunch of $1,200,000 (less issuance costs of $15,500) was received on January 30, 2006. During the first quarter of 2006, the Company has converted $24,310 principal amount into 600,000 shares of the Company’s common stock at the request of the note holders.

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

The Company is accounting for the conversion option in the debentures and the associated warrants as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF No. 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19.” The Company attributed beneficial conversion features to the convertible debt using the Black-Scholes Option Pricing Model. The fair value of the conversion feature has been included as a discount to debt in the accompanying balance sheet up to the proceeds received from each traunch, with any excess charged to operations. The discount is being amortized over the life of each debenture traunch using the interest method.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

The following tables describe the valuation of the conversion feature of each traunch of the convertible debenture, using the Black Scholes pricing model:

	11/30/05 Traunch	1/4/06 Traunch	1/30/06 Traunch
Approximate risk free rate	4.41%	4.28%	4.47%
Average expected life	3 years	3 years	3 years
Dividend yield	0%	0%	0%
Volatility	356.33%	348.92%	342.77%
Estimated fair value of conversion feature	$599,200	$998,346	$2,395,289

The Company recorded the fair value of the conversion feature, aggregate of $3,992,835, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with any excess or $1,992,835 charged to expense. Amortization expense related to the conversion feature discount for the three months ended March 31, 2006 was $31,380. Remaining unamortized discount as of that date was $1,942,735.

The Company also granted warrants to purchase 2,500,000 shares of common stock in connection with the financing. The warrants are exercisable at $1.50 per share for a period of five years, and were fully vested. The warrants have been valued at $1,978,482 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.

	11/30/05 Trauch	1/4/06 Traunch	1/30/06 Traunch
Approximate risk free rate	4.42%	4.28%	4.46%
Average expected life	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Volatility	356.33%	348.92%	342.77%
Number of warrants granted	375,000	625,000	1,500,000
Estimated fair value of total warrants granted	$299,975	$493,692	$1,184,815

In accordance with the EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of March 31, 2006, the fair values of the conversion feature and the stock warrants aggregated to $4,019,594. The Company recorded a gain of $1,899,113 related to the change in fair value from the date of issuance of the convertible debt (or December 31, 2005 for the traunch received on November 30, 2005) to March 31, 2006. This amount is recorded as “Change in Derivative Liabilities” a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ EQUITY

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

NOTE 8 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	For the three months ended March 31,
	2006	2005
Numerator:
Net Loss	$(1,867,794)	$(146,394)
Denominator:
Weighted Average Number of Shares	2,844,131	1,923,464

Net loss per share-Basic and Diluted	$(0.66)	$(0.08)

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As the Company incurred net losses for the three months ended March 31, 2006 and 2005, it has excluded from the calculation of diluted net loss per share approximately 41,788,714 and 3,085 shares, respectively, related to its convertible debt in accordance with EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”.

NOTE 9 - ELECTION OF DIRECTORS AND CHAIRMAN OF THE BOARD

On January 6, 2006, the board of Directors of the Company elected George Lefevre, the Chief Executive Officer to the MotivNation Board of Directors as well as the Chairman of the Board.

NOTE 10 - BUSINESS AND CREDIT CONCENTRATIONS

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to the product warranty liability during 2006 and 2005:

Three Months ended March 31,	2006	2005
Beginning Balance	$12,350	$14,173
Provision of warranties	3,184	2,803
Payments	(3,184)	(2,803)
Ending Balance	$12,350	$14,173

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 13 - RELATED PARTY TRANSACTIONS

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

NOTE 14 - SEGMENT INFORMATION

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Intersegment transactions: Intersegment transactions are recorded at cost.

NOTE 14 - SEGMENT INFORMATION (CONTINUED)

Summarized financial information of the Company’s results by operating segment is as follows:

Three Months ended March 31,	2006	2005
Net Revenue to External Customers
Custom Motorcycle	$8,159	$143,506
Custom Automotive	483,744	782,828
Total Net Revenue to External Customers	$491,903	$926,334
Operating Loss:
Custom Motorcycle	$(47,618)	$(12,684)
Custom Automotive	(142,357)	(57,563)
Operating loss by reportable segments	(189,975)	(70,247)
All other operating loss	(101,169)	(33,841)
Consolidated operating loss	$(291,144)	$(104,088)
Net Loss before tax:
Custom Motorcycle	$(50,902)	$(14,579)
Custom Automotive	(169,539)	(79,902)
Net loss by reportable segments	(220,441)	(94,481)
All other net loss	(1,644,953)	(50,313)
Consolidated net loss before Tax	$(1,865,394)	$(144,794)

	At March 31,
	2006	2005
Total Assets:
Custom Motorcycle	$176,535	$322,508
Custom Automotive	286,841	1,295,711
	463,376	1,618,219
All other segment	1,743,844	333,688
Consolidated assets	$2,207,220	$1,951,907

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

Operating Expenses

Operating expenses for the three month period ended March 31, 2006 and 2005 were $277,755 and $296,911, respectively. This resulted in an overall decrease in operating expenses of $19,156. The operating expenses incurred by the company that primarily attributed to the total operating expense were Staff Payroll and Rent expense of approximately $83,800 and $50,200 respectively. Payroll and Rent expense are approximately 30% and 18% of the company’s total operating expense respectively. Staff payroll are employees that are not involved in the labor of our products and services. Insurance expense was approximately $39,000 and makes up approximately 14% of the company’s total operating expense. Insurance expense primarily covers the company’s workers compensation and general liability insurance. Taxes and Depreciation expense of approximately $13,000 and $10,500 respectively also contributed to the increase in operating expense. Taxes are composed of state and payroll taxes, and depreciation is related to our equipment. In addition there was a loss on disposal of assets of $2,459.

 Other Income (Expenses)

Other expenses for the three months ended March 31, 2006 and 2005 were $1,574,250 and $40,706 respectively. This resulted in an increase of approximately $1,533,544. The Other expenses incurred were financing costs and Interest/other expenses of $3,409,466 and $64,030 respectively. Finance cost increased primarily due to the Stock Purchase agreements signed January 4, 2006 and January 30, 2006. Interest expense increased primarily because of the increase in use of the credit line to finance in house chassis and interest due from long-term debt. This was offset by an increase in other income from Changes in derivative liabilities, and interest/other income of $1,899,113 and $133 respectively.

Net Loss

Our net loss for the three months ended March 31, 2006 was $1,867,794 as compared to a net loss of $146,394 for the comparative period in 2005. The increase in net loss was primarily due to the financing costs of $602,741, which is associated with the Company’s equity financing during the 1st Quarter. Moreover our loss is also attributed to the discontinuance of the mechanical division of Damon’s and the slow re-growth from the new location. In addition we began a retooling of our TrixMotive subsidiary, to begin production of our in house models. This has caused a slow down in our custom production line.

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

Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability. Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity. These steps include increasing operating revenues over last year through the growth of the business by expanding our product line to offer complete customized vehicles by financing our own chassis through our credit line and equity financing. In addition the company has been looking into, reducing costs by bringing certain projects in-house through possible acquisitions, and constantly testing the market for better pricing on our costs of goods sold. As well as making timely payments of our obligations, building our stock and debt sources to provide additional working capital, and continuing to review our business plan to assure we are moving the business forward in a cost-effective manner. The company will and continuing continue to examine the segments of our business that offer the most profitable opportunity for success and eliminating operations and practices which detract from our profitability. During the first quarter of 2006 the company has focused on a production line of in-house custom vehicles to be sold as an end product, as well as continuing to do just automotive conversions.

There can be no assurance that we will be successful in executing our plans to improve operations or obtain additional debt or equity financing. If the company is unable to have adequate cash from operations and is unsuccessful in obtaining financing, the company would have to cut back on operations. In addition there would be substantial doubt as mentioned in our financial footnotes about our ability to continue due to a decrease in our working capital and inability to obtain financing.

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

 Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment annually, and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At March 31, 2006, the Company believes that there has been no major impairment of its long-lived assets.

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

Dated: November 3, 2006	MotivNation, Inc.

By:
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
27 28 29 30