Form 10QSB/A
period 2006-06-30
MotivNation, Inc.
filed 2006-11-03
CIK 1853

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

(1) Yes ☒  No ☐                           (2) Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2006.

Common Stock, Par Value $0.001	5,245,464
Title of Class	Number of Shares Outstanding as of June 30, 2006

EXPLANATORY NOTE

MotivNation, Inc. ("MOVT" or the "Company") filed its Quarterly Report on Form 10-QSB for period ending June 30, 2006 (the "Quarter Report") with the Securities and Exchange Commission (the "Commission") on August 18, 2006. On August 30, 2006, the Commission issued comments to the Quarterly Report. This Quarterly Report on Form 10-QSB/A, Amendment No. 1 ("Amendment No. 1") amends the Quarterly Report to incorporate certain revisions that have been made to MOVT’s disclosures and the presentation of MOVT’s financial statements, in response to the Commission’s comments.

Accordingly, changes have been made to the following sections of the Quarterly Report:

•	Financial Statement
•	Management Discussion and Analysis or Plan of Operation.
•	Legal Proceedings

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

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	17
Controls and Procedures	28
Part II	29
Legal Proceedings	29
Changes in Securities	29
Defaults Upon Securities	30
Submission to a Vote	30
Other Information	30
Exhibits and Reports	31
Signatures	32

Exhibits

Index to Exhibits	33
Exhibits

Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC.
CONSOLIATED BALANCE SHEET (Unaudited)
June 30, 2006

ASSETS
Current Assets	(Restated)
Cash	$556,403
Accounts receivable, net	87,843
Prepaid expenses and other current assets	42,549
Inventory	630,070
Total Current Assets	1,316,865

Property and equipment, net	174,207

Goodwill	333,242
Debt issuance cost, net	62,055
Other assets	66,597

TOTAL ASSETS	$1,952,966

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$162,001
Accrued liabilities	342,291
Unearned revenue	82,885
Short-term notes payable to related parties	236,107
Current portion of long-term notes payable	4,541
Current portion of capital lease obligations	25,368
Total Current Liabilities	853,193

Long-Term Debt
Long-term notes payable, excluding current portion	1,042
Capital lease obligations, excluding current portion	5,410
Convertible notes payable, net of unamortized discount of $1,876,945	79,080
Derivative liabilities	3,929,547
Total Long-Term Debt	4,015,079
Total Liabilities	4,868,272

Stockholders' Deficit
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
5,245,464 shares issued and outstanding	5,246
Paid-in Capital	1,477,342
Deferred compensation and expenses	(270,161)
Accumulated deficit	(4,127,733)
Total Stockholders' Deficit	(2,915,306)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,952,966

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For three months ended			For six months ended
	June 30,			June 30,
	2006	2005		2006	2,005
NET SALES:	(Restated)			(Restated)
Products	$223,056	$591,962		$223,644	$726,515
Services	313,639	694,157		804,954	1,485,938
Total net sales	536,695	1,286,119	#	1,028,598	2,212,453
COST OF SALES:
Products	166,798	549,721		170,980	666,358
Services	326,642	508,174	#	827,752	1,125,048
Total costs of sales	493,440	1,057,895		998,732	1,791,406

GROSS PROFIT	43,255	228,224	#	29,866	421,047

OPERATING EXPENSES:
Selling, general and administrative expenses	323,962	279,146		599,258	576,057
Loss on disposal of assets	-	95,756		2,459	95,756
Total operating expenses	323,962	374,902		601,717	671,813

OPERATING LOSS	(280,707)	(146,678)		(571,851)	(250,766)

Other income (expenses):
Interest and other income	18,902	-		19,035	2
Change in derivative liabilities	50,800	-		1,949,913	-
Interest and other expense	(55,236)	(6,434)		(119,266)	(47,142)
Financing costs	(53,942)	-		(3,463,408)	-
Total other income (expenses)	(39,476)	(6,434)		(1,613,726)	(47,140)

NET LOSS BEFORE INCOME TAXES	(320,183)	(153,112)		(2,185,577)	(297,906)

Provision for income taxes	-	25		2,400	1,625
NET LOSS	$(320,183)	$(153,137)	#	$(2,187,977)	$(299,531)

Net loss per share-basic and diluted	$(0.07)	$(0.07)		$(0.59)	$(0.14)

Weighted Average Number of Common Shares	4,545,464	2,293,464		3,694,797	2,108,464

See notes to interim unaudited consolidated financial statements\

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the six months ended June 30,	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES	(Restated)
Net loss	$(2,187,977)	$(299,531)
Adjustments to reoncile net loss to net cash used in operating activities:
Depreciation	21,045	31,079
Non-cash expenses	23,320	69,780
Loss on disposal of assets	2,459	95,756
Change in derivative liabilities	(1,949,913)	-
Noncash interest expense and financing costs	3,463,408	-
(Increase) Decrease in:
Accounts receivable	4,562	711,963
Inventory	(464,216)	(75,249)
Prepaid and other assets	(60,538)	(46,798)
Increase (Decrease) in:
Accounts payable and accrued expenses	41,326	16,372
Unearned revenue	(66,482)	(526,913)
Net cash flows used in operating activities	(1,173,006)	(23,541)
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds received from sale of property and equipment	200	-
Purchase of property and equipment	-	(9,894)
Net cash flows provided by (used in) investing activities	200	(9,894)
CASH FLOW FROM FINANCING ACTIVITIES
Payments on long-term debt	(17,073)	(22,275)
Net proceeds from (repayments to) related parties	(28,804)	63,022
Net proceeds from convertible notes payable	1,678,500	-
Net cash flows provided by financing activities	1,632,623	40,747

NET INCREASE IN CASH	459,817	7,312

CASH AT BEGINNING OF PERIOD	96,586	6,020
CASH AT END OF PERIOD	$556,403	$13,332

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$2,415	$18,448
Income Taxes Paid	$2,400	$-
Schedule of Noncash Investing and Financing Activities:
Equipment purchased under capital lease obligations	$4,700	$4,700
Issuance of common shares for:
Reduction of accrued liabilities	$150,000	$50,000
Convertible notes payable	43,975	-
Retirement of related party debt	-	125,000
Deferred compensation	-	112,500
	$193,975	$287,500
Issuance of warrants in connection with convertible debt	$1,678,507	$-
Recorded beneficial conversion features	$3,393,635	$-
Transfer unamortized discount to paid in capital due to debt conversion	$42,688	$-
Transfer derivative liabilities to paid in capital due to debt conversion	$87,777	$-

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and June 30, 2006. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the three-year life of the debts using the effective interest method. The June 30, 2006 valuation was used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restatement: The June 30, 2006 consolidated financial statements have been restated to record a beneficial conversion feature related to convertible notes payable issued by the Company in the amount of $3,393,635. The Company has also recorded an amount of $1,678,507 related to the fair value of warrants issued with the debt, which was recorded as a liability due to a registration rights agreement. The result is to record an aggregate discount on debt of $5,072,142 with any excess or $3,372,142 charged to operations. Also, the fair values of the warrants and conversion feature have been recorded at $3,929,547 at June 30, 2006, and an income for the three and six months ended June 30, 2006 of $50,800 and $1,899,133 has been recorded, respectively. As a result of these corrections, net loss for the three and six months ended June 30, 2006 has decreased by $3,831 to $320,183 and increased by $1,500,578 to $2,187,977, respectively, and net loss per share increased to $0.59 from $0.19 for six months ended June 30, 2006.

Changes to the balance sheet at June 30, 2006 resulting from these corrections are as follows:

	As reported	Restated
Unamortized debt discount	$-	$1,876,945
Derivative liabilities	$-	$3,929,547
Paid-in Capital	$1,432,233	$1,477,342
Accumulated deficit	$2,030,022	$4,127,733

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred operating losses totaling $2,187,977 and $299,531 for six months ended June 30, 2006 and 2005, respectively. In addition, the Company has an accumulated deficit of $4,127,733 and its total liabilities exceed its total assets by $2,915,306 as of June 30, 2006. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

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

NOTE 4 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items at June 30, 2006:

Accounts Receivable, net
Billed -
Completed jobs	$61,067
Unbilled -
Completed jobs	25,601
Jobs in progress	1,175
Accounts receivable, net	$87,843
Inventory
Painted materials	$82,194
Mechanical materials	30,066
Body shop materials	17,336
Vehicles	351,936
Work-in Process	148,538
Total inventory	$630,070
Property and Equipment, net
Automobiles	$19,026
Furniture and fixtures	1,839
Machinery and equipment	224,389
Office equipment	700
245,954
Less: accumulated depreciation	(71,747)
Property and Equipment, net	$174,207
Accrued Liabilities
Accrued payroll and related taxes	$90,717
Credit cards payable	9,911
Accrued insurance	12,828
Accrued interest	168,734
Others	60,101
Total accrued liabilities	$342,291

NOTE 5 - GOODWILL

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

NOTE 6 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes due in 2009, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock. Proceeds from the notes amounted to $1,903,500 after issuance costs, of which the first traunch of $300,000 (less issuance costs of $55,000 and $20,000 for prepaid officers’ life insurance) was received on November 30, 2005, the second traunch of $500,000 (less issuance costs of $6,000) was received on January 5, 2006, and the third and final traunch of $1,200,000 (less issuance costs of $15,500) was received on January 30, 2006. During the first six months of 2006, the Company has converted $43,975 principal amount into 2,300,000 shares of the Company’s common stock at the request of the note holders.

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

The Company recorded the fair value of the conversion feature, aggregate of $3,992,835, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with any excess or $1,992,835 charged to expense. Amortization expense related to the conversion feature discount for the three and six months ended June 30, 2006 was $46,969 and $31,380, respectively. Remaining unamortized discount as of that date was $1,876,945.

The Company also granted warrants to purchase 2,500,000 shares of common stock in connection with the financing. The warrants are exercisable at $1.50 per share for a period of five years, and were fully vested. The warrants have been valued at $1,978,482 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.

NOTE 6 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

	11/30/05 Trauch	1/4/06 Traunch	1/30/06 Traunch
Approximate risk free rate	4.42%	4.28%	4.46%
Average expected life	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Volatility	356.33%	348.92%	342.77%
Number of warrants granted	375,000	625,000	1,500,000
Estimated fair value of total warrants granted	$299,975	$493,692	$1,184,815

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In accordance with the EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of June 30, 2006, the fair values of the conversion feature and the stock warrants aggregated to $3,929,547. The Company recorded a gain of $1,949,913 related to the change in fair value from the date of issuance of the convertible debt (or December 31, 2005 for the traunch received on November 30, 2005) to June 30, 2006. This amount is recorded as “Change in Derivative Liabilities” a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

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
NOTE 7 - STOCKHOLDERS’ EQUITY (CONTINUED)

During the six months ended June 30, 2006 and 2005, 92,574 shares and 199,121 shares were vested, respectively. The Company recognized, respectively, $23,320 and $49,780 in compensation during those periods. As of June 30, 2006, the remaining unvested shares under the Agreements amounted to 61,445 shares or $15,361.

NOTE 8 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months		For six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(320,183)	$(153,137)	$(2,187,977)	$(299,531)
Denominator:
Weighted Average Number of Shares	4,545,464	2,293,464	3,694,797	2,108,464

Net loss per share-Basic and Diluted	$(0.07)	$(0.07)	$(0.59)	$(0.14)

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The following table summarizes the activity related to the product warranty liability during the first six months of 2006 and 2005:

As of June 30,	2006	2005
Beginning Balance	$12,350	$14,173
Provision of warranties	6,000	6,000
Utilization of reserve	(2,147)	(8,873)
Ending Balance	$16,203	$11,300

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

Deferred Consulting Expense

The Company did not achieve certain benchmarks pursuant to the Business Consulting Agreement dated April 20, 2004 and has deferred consulting expense of $254,800 as of June 30, 2006.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

 NOTE 14 - SEGMENT INFORMATION (CONTINUED)

Reconciliation of operating segment margin to net loss before income taxes
	For Three Months ended		For Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
Total margin for reportable segments	$43,255	$228,224 #	$29,866	$421,047
Corporate and general and administrative expenses	(323,962)	(279,146)	(599,258)	(576,057)
Loss on disposal of assets	-	(95,756)	(2,459)	(95,756)
Interest and Other Expense	(55,236)	(6,434)	(119,266)	(47,142)
Financing costs	(53,942)	-	(3,463,408)	-
Change in derivative liabilities	50,800	-	1,949,913	-
Interest and Other Income	18,902	-	19,035	2
Net loss before income taxes	$(320,183)	$(153,112)	$(2,185,577)	$(297,906)

NOTE 15 - SUBSEQUENT EVENT

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

Results of Operations

Three Months Ended June 30, 2006 compared to the Three Months Ended June 30, 2005

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005 are as follows:

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005	Percentage Change Increase (Decrease)

Revenue	$536,695	1,286,119	(58.3)%
Cost of revenue	493,440	1,057,895	(53.4)%
Operating expenses	323,962	374,902	(13.6)%

Operating (loss)	$(280,707)	(146,678)	91.4%

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

Operating Expenses

Our selling, general and administrative expenses consist primarily of sales, marketing, production and other administrative personnel, cost of facilities and related spending, salaries, and related costs for executive. These major expenses decreased by 15.1% for the second quarter of 2006 versus 2005, primarily as a result of a loss on disposal assets of $95,756, in addition decreases in depreciation, consulting and rent expense of approximately 45.4%, 29.3%, and 23.7% respectively. The decrease was offset by increases in salary and wages of 194%. Also there was increase in advertising and accounting expense of 66.3% and 28% respectively for the same time period. Total expenses were $323,962 for the second quarter of 2006. A 13.6% decrease compared to the second quarter of 2005. The major expenses incurred during the three months ended June 30, 2006 and 2005 were:

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$54,160	$70,997	(23.7)%
Salary & Wages	111,993	38,056	194%
Insurance	37,797	39,982	(5.5)%
Accounting Fees	14,075	11,000	28%
Consulting	13,645	19,292	(29.3)%
Advertising	11,234	6,757	66.3%
Shipping and Delivery	9,667	8,852	9.2%
Depreciation	10,522	19,276	(45.4)%
Loss on disposal of assets	0	95,756	(100)%

Total Major Expenses	263,093	309,968	(15.1)%

Total Expenses	323,962	374,902	(13.6)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended June 30, 2006 and 2005 are as follows:

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005	Percentage Change Increase (Decrease)

Interest and other income	18,902	0%	%
Change in derivative liabilities	50,800	0
Interest and other expenses	(55,236)	(6,434)	(758.5)%
Financing costs	(53,942)	0
Total other income (expenses)	(39,476)	(6,434)	(513.5)%

Net (loss)	$(320,183)	(153,137)	109.1%

During the three months ended June 30, 2006, our total other expenses increased by 513.5% compared to the three months ended June 30, 2005. This was due to an increases in financing costs and interest/other expenses of approximately 758.5% and 513.5% respectively. Financing costs are expenses associated with the Stock Purchase agreements signed in the 4th Quarter of 2005, and 1st Quarter of 2006. Interest/other expenses is a primarily a result from the interest due on the long term debt. This increase in other expenses was offset by increases in changes in derivative liabilities and interest/other income of $50,800 and $18,902 respectively. Interest/other income is primarily composed of interest income from institutions holding our cash reserve. Net loss increased 109.1% due to the 451.2% increase in operating loss. The primary reason for net loss was a decrease in overall revenues while increasing total expenses.

Results of Operations

Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2005

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005 are as follows:

	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005	Percentage Change Increase (Decrease)

Revenue	$1,028,598	2,212,453	(53.5)%
Cost of revenue	998,732	1,791,406	(44.2)%
Operating Expenses	601,717	671,813	(10.4)%

Operating (loss)	$(571,851)	(250,766)	128%

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

Operating Expenses

Our selling, general and administrative expenses consist primarily of sales, marketing, production and other administrative personnel, cost of facilities and related spending, salaries, and related costs for executive. Major expenses decreased by 7.4% for the same period in 2006 versus 2005, primarily as a result of decreases in loss on disposal of assets, consulting, and advertising expense of approximately 97.4%, 36.1% and 35.5% respectively. In addition there was a decrease in depreciation and rent expense of 32.3% and 25.6%. These decreases were offset by increases in salary and wages of 166.3%. In addition there was an increase in accounting expense of 22.7% for the same time period. Total expenses were $601,717 for the six month period ended June 30, 2006. A 10.4% decrease compared to the same period of 2005. The major expenses incurred during the six months ended June 30, 2006 and 2005 were:

	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$104,328	$140,291	(25.6)%
Salary & Wages	203,379	76,385	166.3%
Insurance	70,373	77,489	(9.2)%
Accounting Fees	25,757	21,000	22.7%
Consulting	21,206	33,187	(36.1)%
Advertising	14,355	22,244	(35.5)%
Shipping and Delivery	15,353	18,823	(18.4)%
Depreciation	21,044	31,078	(32.3)%
Loss on disposal of assets	2,459	95,756	(97.4)%

Total Major Expenses	478,254	516,253	(7.4)%

Total Expenses	601,717	671,813	(10.4)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the six months ended June 30, 2006 and 2005 are as follows:

	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005	Percentage Change Increase (Decrease)

Interest and other income	19,035	2	951650%
Change in derivative liabilities	1,949,913	0	100%
Interest and other expenses	(119,266)	(47,142)	153.9%
Financing costs	3,463,408	0	100%
Total other income (expenses)	(1,613,726)	(47,140)	3323.3%

Net loss	$(2,187,977)	(299,531)	630.5%

During the six months ended June 30, 2006, our total other expenses increased by 3323.3% compared to the six months ended June 30, 2005 as a result of increases in interest expense and financing costs of $119,266 and $3,463,408 respectively. This increase was offset by increases in change in derivative liabilities of $1,949,913. Net loss increased 630.5% primarily due to the large increase in financing costs of $3,463,408.

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

Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability. Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity. These steps include increasing operating revenues over last year through the growth of the business by expanding our product line to offer complete customized vehicles by financing our own chassis through our credit line and equity financing. In addition the company has been looking into, reducing costs by bringing certain projects in-house through possible acquisitions, and constantly testing the market for better pricing on our costs of goods sold. As well as making timely payments of our obligations, building our stock and debt sources to provide additional working capital, and continuing to review our business plan to assure we are moving the business forward in a cost-effective manner. The company will and continuing continue to examine the segments of our business that offer the most profitable opportunity for success and eliminating operations and practices which detract from our profitability. During the second quarter of 2006 the company has continued to focuson a production line of in-house custom vehicles to be sold as an end product, as well as continuing to do just automotive conversions.

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

Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment annually, and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2006, the Company believes that there has been no major impairment of its long-lived assets.

 Use of estimates: The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires our management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition: : The Company’s primary source of revenue comes from the sales of customized automotive conversions. We recognize revenue based on the completed-contact method, whereas customer deposits and partial payments of the conversion are deferred and treated as current liabilities, until the vehicle is completed and recognized as revenue. Other services such as repairs minor alterations are recorded when the service is performed.

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

By: _____________________________
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
28 29 30 31