Form 10QSB
period 2006-09-30
MotivNation, Inc.
filed 2006-11-20
CIK 1853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(1)Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2006.

Common Stock, Par Value $0.001	6,845,464
Title of Class	Number of Shares Outstanding as of September 30, 2006

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	16
Controls and Procedures	27
Part II	28
Legal Proceedings	28
Changes in Securities	28
Defaults Upon Securities	29
Submission to a Vote	29
Other Information	29
Exhibits and Reports	30
Signatures	31

Exhibits

Index to Exhibits	32
Exhibits	33

Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC.

CONSOLIATED BALANCE SHEET (Unaudited)

September 30, 2006

ASSETS
Current Assets
Cash	$ 251,554
Accounts receivable, net	47,442
Prepaid expenses and other current assets	43,864
Inventory	550,790
Total Current Assets	893,650

Property and equipment, net	172,233

Goodwill	333,242
Debt issuance cost, net	55,680
Other assets	110,146

TOTAL ASSETS	$ 1,564,951

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 181,678
Accrued liabilities	422,885
Unearned revenue	23,735
Short-term notes payable to related parties	253,205
Current portion of long-term notes payable	4,594
Current portion of capital lease obligations	18,036
Total Current Liabilities	904,133

Long-Term Debt
Long-term notes payable, excluding current portion	655
Capital lease obligations, excluding current portion	5,020
Convertible notes payable, net of unamortized discount of $1,808,104	136,421
Derivative liabilities	3,901,824
Total Long-Term Debt	4,043,920
Total Liabilities	4,948,053

Stockholders' Deficit
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
6,845,464 shares issued and outstanding	6,846
Paid-in Capital	1,499,528
Deferred compensation and expenses	(254,800)
Accumulated deficit	(4,634,676)
Total Stockholders' Deficit	(3,383,102)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,564,951

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For three months ended		For nine months ended
	September 30,		September 30,
	2006	2005	2006	2,005
NET SALES:
Products	$ 580,167	$ 146,705	$ 803,811	$ 873,220
Services	138,607	526,605	943,561	2,012,543
Total net sales	718,774	673,310	1,747,372	2,885,763
COST OF SALES:
Products	252,139	134,078	423,119	800,436
Services	491,490	423,231	1,319,242	1,548,279
Total costs of sales	743,629	557,309	1,742,361	2,348,715

GROSS PROFIT (DEFICIT)	(24,855)	116,001	5,011	537,048

OPERATING EXPENSES:
Selling, general and administrative expenses	370,615	234,166	969,873	810,223
Loss on disposal of assets	349	433	2,808	96,189
Total operating expenses	370,964	234,599	972,681	906,412

OPERATING LOSS	(395,819)	(118,598)	(967,670)	(369,364)

Other income (expenses):
Interest and other income	7,967	-	27,002	2
Change in derivative liabilities	4,778	-	1,954,691	-
Interest and other expense	(59,312)	(16,868)	(178,578)	(64,010)
Financing costs	(64,557)	-	(3,527,965)	-
Total other income (expenses)	(111,124)	(16,868)	(1,724,850)	(64,008)

NET LOSS BEFORE INCOME TAXES	(506,943)	(135,466)	(2,692,520)	(433,372)

Provision for income taxes	-	(25)	2,400	1,600
NET LOSS	$ (506,943)	$ (135,441)	$ (2,694,920)	$ (434,972)

Net loss per share-basic and diluted	$ (0.08)	$ (0.06)	$ (0.59)	$ (0.20)

Weighted Average Number of Common Shares	6,278,797	2,293,464	4,556,131	2,170,130

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the nine months ended September 30,	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (2,694,920)	$ (434,972)
Adjustments to reoncile net loss to net cash used in operating activities:
Depreciation	31,825	43,168
Non-cash expenses	38,681	106,505
Loss on disposal of assets	2,808	96,189
Change in derivative liabilities	(1,954,691)	-
Amortization of debt issuance cost	3,527,965	-
(Increase) Decrease in:
Accounts receivable	44,963	700,338
Inventory	(384,936)	(37,472)
Prepaid and other assets	(105,402)	(39,606)
Increase (Decrease) in:
Accounts payable and accrued expenses	158,695	117,018
Unearned revenue	(125,632)	(679,284)
Net cash flows used in operating activities	(1,460,644)	(128,116)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds received from sale of property and equipment	200	-
Purchase of property and equipment	(9,155)	(11,694)
Net cash flows used in investing activities	(8,955)	(11,694)

CASH FLOW FROM FINANCING ACTIVITIES
Payments on long-term debt	(25,129)	(43,437)
Cash overdraft	-	17,253
Net proceeds from (repayments to) related parties	(28,804)	159,974
Net proceeds from convertible notes payable	1,678,500	-
Net cash flows provided by financing activities	1,624,567	133,790

NET INCREASE IN CASH	154,968	(6,020)

CASH AT BEGINNING OF PERIOD	96,586	6,020
CASH AT END OF PERIOD	$ 251,554	$ -

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$ 3,544	$ 19,631
Income Taxes Paid	$ 2,400	$ -
Schedule of Noncash Investing and Financing Activities:
Note payable to related party incurred for assuming account payable	$ 17,098	$ -
Issuance of common shares for:
Reduction of accrued liabilities	$ 150,000	$ 50,000
Convertible notes payable	55,475	-
Retirement of related party debt	-	125,000
Deferred compensation	-	112,500
	$ 205,475	$ 287,500
Issuance of warrants in connection with convertible debt	$ 1,678,507	$ -
Recorded beneficial conversion features	$ 3,393,635	$ -
Transfer unamortized discount to paid in capital due to conversion	$ 53,327	$ -
Transfer derivative liabilities to paid in capital due to conversion	$ 110,722	$ -
Equipment purchased under capital lease obligations	$ -	$ 4,700

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results for the three and nine months ended September 30, 2006 may not be indicative of results for the year ending December 31, 2006 or any future periods.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and September 30, 2006. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the three-year life of the debts using the effective interest method. The September 30, 2006 valuation was used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

Prior to the issuance of SAB 108, there have been two widely-used methods, known as the "roll-over" and "iron curtain" methods, of quantifying the effects of financial statement misstatements. The roll-over method quantifies the amount by which the current year income statement is misstated while the iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Neither of these methods considers the impact of misstatements on the financial statements as a whole.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company's financial statements and the related financial statement disclosures. This approach is referred to as the "dual approach" as it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach by either retroactively adjusting prior financial statements as if the dual approach had always been used, or by recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The Company does not believe the adoption of SAB 108 will have a significant effect on its consolidated financial statements.

The FASB has also issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company’s operations and financial position for each of the pronouncements above have not been disclosed.

Restatements: The March 31, 2006 and June 30, 2006 consolidated financial statements have been restated to record a beneficial conversion feature related to convertible notes payable issued by the Company in the amount of $3,393,635. The Company has also recorded an amount of $1,678,507 related to the fair value of warrants issued with the debt, which was recorded as a liability due to a registration

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

rights agreement. The result is to record an aggregate discount on debt of $5,072,142 with any excess or $3,372,142 charged to operations. Also, the fair values of the warrants and conversion feature have been recorded at $4,019,594 at March 31, 2006 and an income for the three months ended March 31, 2006 of $1,899,113 has been recorded. The fair values of the warrants and conversion feature have been recorded at $3,929,547 at June 30, 2006, and an income for the three and six months ended June 30, 2006 of $50,800 and $1,949,913 has been recorded, respectively. As a result of these corrections, net loss for the three months ended March 31, 2006 has increased by $1,504,409 to $1,861,765, and net loss per share increased to $0.66 from $0.13. Net loss for the three and six months ended June 30, 2006 has decreased by $3,831 to $320,183 and increased by $1,500,578 to $2,187,977, respectively, and net loss per share increased to $0.59 from $0.19 for six months ended June 30, 2006.

Changes to the balance sheet at March 31, 2006 and June 30, 2006 resulting from these corrections are as follows:

	March 31, 2006		June 30, 2006
	As reported	Restated	As reported	Restated
Unamortized debt discount	$ -	$1,942,735	$ -	$1,876,945
Derivative liabilities	$ -	$4,019,594	$ -	$3,929,547
Paid-in Capital	$1,414,268	$1,438,951	$1,432,233	$1,477,342
Accumulated deficit	$1,706,008	$3,807,550	$2,030,022	$4,127,733

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred operating losses totaling $2,694,920 and $434,972 for the nine months ended September 30, 2006 and 2005, respectively. In addition, the Company has an accumulated deficit of $4,634,676 and its total liabilities exceed its total assets by $3,383,102 as of September 30, 2006. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Management's plans include raising additional working capital through debt or equity financing and increasing marketing efforts to increase revenues. On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes due in 2009, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock pursuant to a Security Purchase Agreement dated on November 30, 2005 (See Note 6 – Convertible Notes Payable and

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Liabilities). The ability of the Company to continue as a going concern is dependent its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items at September 30, 2006:

Accounts Receivable, net
Billed -
Completed jobs	$ 18,466
Unbilled -
Completed jobs	25,601
Jobs in progress	3,375
Subtotal	47,442
Less allowance for bad debts	-
Accounts receivable, net	$ 47,442
Inventory
Painted materials	$ 82,321
Mechanical materials	23,307
Body shop materials	10,295
Vehicles	307,473
Work-in Process	127,394
Total inventory	$ 550,790
Property and Equipment, net
Automobiles	$ 19,026
Furniture and fixtures	4,133
Machinery and equipment	230,669
Office equipment	700
254,528
Less: accumulated depreciation	(82,295)
Property and Equipment, net	$ 172,233

NOTE 4 – BALANCE SHEET DETAILS (CONTINUED)

Accrued Liabilities
Accrued payroll and related taxes	$ 109,040
Credit cards payable	12,959
Accrued insurance	3,207
Accrued interest	219,159
Others	78,520
Total accrued liabilities	$ 422,885

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – GOODWILL

As of September 30, 2006, the Company had goodwill of $333,242 as a result of the acquisition of Moonlight Industries, Inc. in October 2004.

During the three and nine months ended September 30, 2006, the Company recorded no impairment charges under Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).

NOTE 6 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes due in 2009, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock. Proceeds from the notes amounted to $1,903,500 after issuance costs, of which the first traunch of $300,000 (less issuance costs of $55,000 and $20,000 for prepaid officers’ life insurance) was received on November 30, 2005, the second traunch of $500,000 (less issuance costs of $6,000) was received on January 5, 2006, and the third and final traunch of $1,200,000 (less issuance costs of $15,500) was received on January 30, 2006. During the first nine months of 2006, the Company has converted $55,475 principal amount into 3,900,000 shares of the Company’s common stock at the request of the note holders.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	11/30/05 Traunch	1/4/06 Traunch	1/30/06 Traunch
Approximate risk free rate	4.41%	4.28%	4.47%
Average expected life	3 years	3 years	3 years
Dividend yield	0%	0%	0%
Volatility	356.33%	348.92%	342.77%
Estimated fair value of conversion feature	$599,200	$998,346	$2,395,289

The Company recorded the fair value of the conversion feature, aggregate of $3,992,835, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with any excess or $1,992,835 charged to expense. Amortization expense related to the conversion feature discount for the three and nine months ended September 30, 2006 was $58,182 and $136,531, respectively. Remaining unamortized discount as of that date was $1,808,104.

The Company also granted warrants to purchase 2,500,000 shares of common stock in connection with the financing. The warrants are exercisable at $1.50 per share for a period of five years, and were fully vested. The warrants have been valued at $1,978,482 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.

	11/30/05 Traunch	1/4/06 Traunch	1/30/06 Traunch
Approximate risk free rate	4.42%	4.28%	4.46%
Average expected life	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Volatility	356.33%	348.92%	342.77%
Number of warrants granted	375,000	625,000	1,500,000
Estimated fair value of total warrants granted	$299,975	$493,692	$1,184,815

In accordance with the EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of September 30, 2006, the fair values of the conversion feature and the stock warrants aggregated to $3,901,824. The Company recorded a gain of $1,954,691 related to the change in fair value from the date of issuance of the convertible debt (or December 31, 2005 for the traunch received on November 30, 2005) to September 30, 2006. This amount is recorded as “Change in Derivative Liabilities” a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

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

During the nine months ended September 30, 2006 and 2005, 154,019 shares and 259,720 shares were vested, respectively. The Company recognized $38,681 and $64,930, respectively, in compensation during those periods. As of September 30, 2006, all shares under the Agreements were vested.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months ended		For nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net loss	$ (506,943)	$ (135,441)	$ (2,694,920)	$ (434,972)
Denominator:
Weighted Average Number of Shares	6,278,797	2,293,464	4,556,131	2,170,130

Net loss per share-Basic and Diluted	$ (0.08)	$ (0.06)	$ (0.59)	$ (0.20)

As the Company incurred net losses for the three and nine months ended September 30, 2006, it has excluded from the calculation of diluted net loss per share approximately 411,214,306 and 289,026,851 shares, respectively, related to its convertible debt in accordance with EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” Stock warrants to purchase approximately 2,513,875 shares were outstanding, but were not included in the computation of diluted net loss per share because the exercise price of the stock warrants were greater than the average share price of the common stocks, and, therefore, the effect would have been antidilutive.

As the Company incurred net losses for the three and nine months ended September 30, 2005, the effect of dilutive securities totalling 3,434 and 3,356 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

NOTE 9 – ELECTION OF DIRECTORS AND CHAIRMAN OF THE BOARD

On January 6, 2006, the Board of Directors of the Company elected George Lefevre, the Chief Executive Officer to the MotivNation Board of Directors as well as the Chairman of the Board.

NOTE 10 – BUSINESS AND CREDIT CONCENTRATIONS

Four major customers accounted for approximately $587,369 or 83.3% of the Customized Automotive segment revenues for the three months ended September 30, 2006. Two major customers accounted for approximately $435,000 or 25.4% of the Customized Automotive segment revenues for the nine months ended September 30, 2006.

One major customer accounted for approximately $175,315 and $942,065 or 13.6% and 32.6% of the Customized Automotive segment revenues for the three and nine months ended September 30, 2005, respectively.

The Company maintains its cash deposit accounts at commercial banks. At times, account balances may exceed federally insured limits. The Company has not experienced any losses on these accounts, and management believes the Company is not exposed to any significant risk on cash accounts.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of September 30, 2006.

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

The following table summarizes the activity related to the product warranty liability during the first nine months of 2006 and 2005:

As of September 30,	2006	2005
Beginning Balance	$ 12,350	$ 14,173
Provision of warranties	9,000	9,000
Utilization of reserve	(8,159)	(13,423)
Ending Balance	$ 13,191	$ 9,750

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES

Deferred Consulting Expense

The Company did not achieve certain benchmarks pursuant to the Business Consulting Agreement dated April 20, 2004 and has deferred consulting expense of $254,800 as of September 30, 2006.

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

On December 7, 2005, a customer of TrixMotive filed a lawsuit in the Superior Court of Santa Clara County of California against TrixMotive claiming for breach of contract and warranty, intentional and negligence misrepresentation for a customized vehicle. The plaintiff seeks $98,827 in compensatory damages and other unspecified damages plus interest, attorneys’ fees and costs. The arbitrator after a hearing held on September 22, 2006 awarded that the plaintiff shall recover from the Company the price of the refrigerator and microwave which were ordered and paid for by the plaintiff but not installed in the vehicle, and that all other claims of plaintiff are denied as to the Company. The Plaintiff rejected the arbitration award on October 19, 2006. A trial date has not been set. The Company did not accrue the cost of the refrigerator and microwave as their amounts are considered insignificant.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has a Revolving Line of Credit with a related party to finance the Company’s vehicle inventory chassis up to $250,000. Interest is payable at 9% for every inventory chassis financed below $48,000 and at 7% for every inventory chassis financed above $48,000. Principal and interest is due, no longer than ten weeks, upon the delivery and/or final payment made to the Company for the finished goods. As of September 30, 2006, the amount drawn against the line and the related accrued interest was $46,348 and $84,325, respectively. The line of credit is secured by the inventory chassis vehicle title.

In July, the Company’s chief executive officer (CEO) assumed a liability of $17,098 payable to a former attorney. A note agreement is expected to be entered in fourth quarter. Currently, interest is accrued at 10% per annum.

The Company also has other short-term notes payable to the officers and a related party. As of September 30, 2006, the balance is $206,857 plus related accrued interest of $23,350. The notes carry interest at 10% per annum and are unsecured.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of the Company’s results by operating segment is as follows:

	For Three Months ended		For Nine Months ended
	September 30,		September 30,
	2006	2005	2006	2005
Custom Motorcycle:
Net revenue to external customers	$ 13,985	$ 61,968	$ 33,131	$ 278,023
Cost of revenue	21,059	31,902	67,753	149,140
Margin	$ (7,074)	$ 30,066	$ (34,622)	$ 128,883

Custom Automotive:
Net revenue to external customers	$ 704,789	$ 611,342	$ 1,714,241	$ 2,607,740
Cost of revenue	722,570	525,407	1,674,608	2,199,575
Margin	$ (17,781)	$ 85,935	$ 39,633	$ 408,165

Total Net Revenue to External Customers	$ 718,774	$ 673,310	$ 1,747,372	$ 2,885,763
Total Cost of Revenue	743,629	557,309	1,742,361	2,348,715
Total Margin	(24,855)	116,001	5,011	537,048

Intersegment Revenues:
Custom Motorcycles	$ -	$ 2,150	$ -	$ 2,150
Custom Automotive	-	-	-	-
Total Intersegment Revenues	$ -	$ 2,150	$ -	$ 2,150

Intersegment transactions are recorded at cost. The margins reported reflect only the direct controllable expenses of each line of business and do no represent the actual margins for each operating segment because they do not contain corporate and general and administrative expenses as well as stock-based compensation incurred in support of the lines of business.

Reconciliation of operating segment margin to net loss before income taxes

	For Three Months ended			For Nine Months ended
	September 30,			September 30,
	2006	2005		2006	2005
Total margin for reportable segments	$ (24,855)	$ 116,001	#	$ 5,011	$ 537,048
Corporate and general and administrative expenses	(370,615)	(234,166)		(969,873)	(810,223)
Loss on disposal of assets	(349)	(433)		(2,808)	(96,189)
Interest and Other Expense	(59,312)	(16,868)		(178,578)	(64,010)
Financing costs	(64,557)	-		(3,527,965)	-
Change in Derivative Liabilities	4,778	-		1,954,691	-
Interest and Other Income	7,967	-	27,002	2
Net loss before income taxes	$ (506,943)	$ (135,466)	$ (2,692,520)	$ (433,372)

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

Results of Operations

Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2005

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005 are as follows:

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005	Percentage Change Increase (Decrease)

Revenue	$718,774	673,310	6.8%
Cost of revenue	743,629	557,309	33.4%
Operating expenses	370,964	234,599	58.1%

Operating (loss)	$(395,819)	(118,598)	233.7%

Revenues

We had total revenues of $718,774 and $673,310 for the three month period ended September 30, 2006, and 2005 respectively. The marginal increase in the Company’s revenue of 6.8% can be attributed to the change in our business model for our TrixMotive subsidiary. In the second quarter of 2006, Trixmotive launched a production run on the 2007 Escalade. This change caused limited sales of our custom conversions, and decreases in our profit margins. We anticipate this to continue until our production line is fully operational. In addition at the end of the third quarter we had fully converted limousines in our inventory ready for sale.

Cost of Revenues

We incurred total costs of $743,629 and $557,309 for the three month period ended September 30, 2006, and 2005, respectively. The increase in our cost of sales of 33.4% is primarily due to the launch of production run and the effective labor costs. Also cost of revenues increased disproportionately to revenue due to the increase of fully converted limousines in our inventory.

Operating Expenses

Our selling, general and administrative expenses consist primarily of sales, marketing, production and other administrative personnel, cost of facilities and related spending, salaries, and related costs for executive. These major expenses increased by 74.8% for the third quarter of 2006 versus 2005, primarily from Salary and Wages increase of 225.4%. In addition increases in insurance, consulting and bad debt expense of approximately 43.8%, 112.8%, and 700.7% respectively. The increase was offset by decreases in accounting expense of 30.7% for the third quarter of 2006 compared to 2005. Also there was decrease in shipping/delivery and depreciation expense of 16% and 10.8% respectively for the same time period. Total expenses were $370,964 for the third quarter of 2006. A 58.1% increase compared to the third quarter of 2005. The major expenses incurred during the three months ended September 30, 2006 and 2005 were:

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$58,956	$52,397	12.5%
Salary & Wages	102,347	31,450	225.4%
Insurance	54,344	37,803	43.8%
Accounting Fees	11,450	16,533	(30.7)%
Consulting	21,491	10,100	112.8%
Advertising	10,545	9680	8.9%
Shipping and Delivery	4,031	4,799	(16)%
Depreciation	10,781	12,091	(10.8)%
Bad debt expense	39,180	4,893	700.7%

Total Major Expenses	314,240	179,745	74.8%

Total Expenses	370,964	234,599	58.1%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended September 30, 2006 and 2005 are as follows:

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	7,967	0	100%
Change in derivative liabilities	4,778	0	100%
Interest and other expenses	(59,312)	(16,868)	(251.6)%
Financing costs	(64,557)	0	100%
Total other income (expenses)	(111,124)	(16,868)	(558.8)%

Net (loss)	$(506,943)	(135,441)	274.3%

During the three months ended September 30, 2006, our total other expenses increased by 558.8% compared to the three months ended September 30, 2005. This was due to increases in financing costs and interest/other expenses of approximately 100% and 251.6% respectively. Financing costs are expenses associated with the Stock Purchase agreements signed in the 4th Quarter of 2005, and 1st Quarter of 2006. Interest/other expenses is a primarily a result from the interest due on the long term debt, as well as debt owed to related parties. This increase in other expenses was offset by increases in changes in derivative liabilities and interest/other income of $4,778 and $7,967 respectively. Interest/other income is primarily composed of interest income from institutions holding our cash reserve. Net loss increased 274.3% due to the 558.8% increase in operating loss. The primary reason for net loss was an increase in cost of revenues and total expenses

Results of Operations

Nine Months Ended September 30, 2006 compared to the Nine Months Ended September 30, 2005

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005 are as follows:

	9 Months Ended September 30, 2006	9 Months Ended September 30, 2005	Percentage Change Increase (Decrease)

Revenue	$1,747,372	2,885,763	(39.4)%
Cost of revenue	1,742,361	2,348,715	(25.8)%
Operating Expenses	972,681	906,412	7.3%

Operating (loss)	$(967,670)	(369,364)	162%

Revenues

We had total revenues of $1,747,372 and $2,885,763 for the nine month period ended September 30, 2006, and 2005 respectively. The decrease in revenue of 39.4% is primarily due to due to changes in our business model for our Trixmotive subsidiary. In the second quarter of 2006, Trixmotive launched a production run of the 2007 Escalade. This change caused limited sales of our custom conversions. . In addition at the end of the third quarter we had fully converted limousines in our inventory ready for sale.

Cost of Revenues

We incurred total costs of $1,742,361 and $2,348,715 for the nine month period ended September 30, 2006, and 2005, respectively. The decrease in our cost of revenues of 25.8% is primarily due to the decrease in revenues as well as the launch of production run and the effective labor costs. Also cost of revenues increased disproportionately to revenue due to the increase of fully converted limousines in our inventory.

Operating Expenses

Our selling, general and administrative expenses consist primarily of sales, marketing, production and other administrative personnel, cost of facilities and related spending, salaries, and related costs for executive. Major expenses increased by 27% for the same period in 2006 versus 2005, primarily as a result of increases in salary and wages expense of approximately 183.5%. In addition there was an increase in bad debt expense of 130.9%. These increases were offset by decreases in rent expense of 15.3%. In addition there were decreases advertising, shipping/delivery, and depreciation expense of 25.3%, 13%, and 26.3% respectively for the same time period. There were also slight decreases during this period in insurance, consulting, and advertising expense of 1.2%, 2.8%, and 1.4% respectively. Total expenses were $972,681 for the nine month period ended September 30, 2006. A 7.3% increase compared to the same period of 2005. The major expenses incurred during the nine months ended September 30, 2006 and 2005 were:

	9 Months Ended September 30, 2006	9 Months Ended September 30, 2005	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$163,285	$192,688	(15.3)%
Salary & Wages	305,726	107,836	183.5%
Insurance	113,947	115,291	(1.2)%
Accounting Fees	37,207	38,283	(2.8)%
Consulting	42,697	43,287	(1.4)%
Advertising	23,854	31,924	(25.3)%
Shipping and Delivery	20,549	23,622	(13.0)%
Depreciation	31,825	43,169	(26.3)%
Bad debt expense	40,166	17,393	130.9%

Total Major Expenses	779,255	613,491	27.0%

Total Expenses	972,681	906,412	7.3%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the nine months ended September 30, 2006 and 2005 are as follows:

	9 Months Ended September 30, 2006	9 Months Ended September 30, 2005	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	27,002	2	13,500%
Change in derivative liabilities	1,954,691	0	100%
Interest and other expenses	(178,578)	(64,010)	179%
Financing costs	(3,527,965)	0	100%
Total other income (expenses)	(1,724,850)	(64,008)	2594.7%

Net (loss)	$(2,694,920)	(434,972)	519.6%

During the nine months ended September 30, 2006, our total other expenses increased by 2594.7% compared to the nine months ended September 30, 2005 as a result of increases in interest expense and financing costs of $114,568 and $3,527,965 respectively. This increase in expense was offset by increases in change in derivative liabilities of $1,954,691, and interest/other income of $27,000. Net loss increased 519.6% primarily due to the large increase in financing costs of $3,463,408.

Liquidity and Capital Resources

Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable. At September 30, 2006, we had working capital of $10,483.

Net cash provided by operating activities was a negative $1,460.644 for the nine months ended September 30, 2006. This resulted primarily from the increase in inventory of $384,936 and an increase in prepaid/other assets of $105,402. In addition a decrease unearned revenue of $125,632 contributed to the negative cash flow from operating activities. An offset to this was an increase in Accounts Payable/Accrued expenses of $158,695. Other offsets were adjustments to depreciation, non-cash expenses, loss on disposal of assets, amortization of debt issuance cost, and change in derivative liabilities of $31,825, $38,681, $2,808, $3,527,965, and ($1,954,691) respectively.

Net cash provided in investing activities was a negative $8,955which was primarily due to the purchase of property and equipment of $9,155, which was offset by proceeds from the sale of property and equipment of $200.

Net cash from financing activities was $1,624,567 for the nine months ended September 30, 2006, and resulted primarily from proceeds from a convertible note of $1,678,500. This was offset by repayments to related parties and payments on long-term debt of $28,804 and $25,129 respectively.

Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability. Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity. These steps include increasing operating revenues over last year through the growth of the business by expanding our product line to offer complete customized vehicles by financing our own chassis through our credit line and equity financing. In addition the company has been looking into, reducing costs by bringing certain projects in-house through possible acquisitions, and constantly testing the market for better pricing on our costs of goods sold. As well as making timely payments of our obligations, building our stock and debt sources to provide additional working capital, and continuing to review our business plan to assure we are moving the business forward in a cost-effective manner. The company will and continuing continue to examine the segments of our business that offer the most profitable opportunity for success and eliminating operations and practices which detract from our profitability. During the third quarter of 2006 the company has continued to focus on a production line of in-house custom vehicles to be sold as an end product, as well as continuing to do just automotive conversions.

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

Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment annually, and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2006, the Company believes that there has been no major impairment of its long-lived assets.

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

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our financial statements for the year ended December 31, 2005 and the notes to our unaudited financial statements for the three and nine months ended September 30, 2006, however, includes an explanatory paragraph indicating there is a substantial doubt about the Company’s ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional debt and/or equity financing. There can be no assurances that these plans will be successful.

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

On December 7, 2005, a customer of TrixMotive filed a lawsuit in the Superior Court of Santa Clara County of California against TrixMotive claiming for breach of contract and warranty, intentional and negligence misrepresentation for a customized vehicle. The plaintiff seeks $98,827 in compensatory damages and other unspecified damages plus interest, attorneys’ fees and costs. The arbitrator after a hearing held on September 22, 2006 awarded that the plaintiff shall recover from the Company the price of the refrigerator and microwave which were ordered and paid for by the plaintiff but not installed in the vehicle, and that all other claims of plaintiff are denied as to the Company. The Plaintiff rejected the arbitration award on October 19, 2006. A trial date has not been set. The Company did not accrue the cost of the refrigerator and microwave as their amounts are considered insignificant.

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

TEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

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

(b)  Reports on Form 8K.

On January 10, 2006, we filed a Form 8-K with the Commission announcing the election of George Lefevre, the CEO of Motivnation to the board of Directors and subsequently was elected Chairman of the Board. (Item 5.02)

On February 7, 2006, we filed a Form 8-K with the Securities and Exchange Commission, or the Commission announcing that the board of Directors entered into material definitive agreements with Officers and a Director issuing unregistered shares. (Items 1.01, 3.02, and 9.01)

On October 10, 2006, we filed a Form 8-K with the Commission announcing the resignation of Dick Holt from the board of Directors of the Company . (Item 5.02)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 20, 2006	MotivNation, Inc.

By:/s/ George Legevre
George Lefevre CEO