Form 10KSB/A
period 2005-12-31
MotivNation, Inc.
filed 2007-02-13
CIK 1853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment 2

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

Documents Incorporated by Reference

None

Transitional Small Business Disclosure Format (check one): Yes             No     X

EXPLANATORY NOTE

MotivNation, Inc. ("MOVT" or the "Company") filed an amended Annual Report on Form 10-KSB/A for fiscal year 2005 (the "Annual Report") with the Securities and Exchange Commission (the "Commission") on November 3, 2006. On December 20, 2006, the Commission issued comments to the amended Annual Report. This Annual Report on Form 10-KSB/A, Amendment No. 2 ("Amendment No. 2") amends the Annual Report to incorporate certain revisions that have been made to MOVT’s disclosures and the presentation of MOVT’s financial statements, in response to the Commission’s comments.

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

MOTIVNATION, INC.

FOR THE FISCAL YEAR ENDED

December 31, 2005

Index to Report

on Form 10-KSB

PART I	Pages(s)

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

TrixMotive maintains its primary operations at 14948 Shoemaker Avenue, Santa Fe Springs, CA 90670, and 14946 Shoemaker Avenue Units I, Santa Fe Springs, CA 90670. The leases require a collective monthly rental payment of approximately $10,000.

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

General and Administrative expenses

	2005	2004	Increase/ (decrease)
			$

For the year ended December 31:
General & Administrative expenses	$1,192,955	$612,898	$580,057

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

Other Income (Expenses)

	2005	2004	Increase/(decrease)
			$

For the year ended December 31:
Interest and other income	41,620	12,705	28,915
Change in derivative liability	4,080	-	4,080
Interest expense	(105,352)	(9,409)	95,943
Finance costs	(602,741)	-	602,741
Total other income (expenses)	$ (662,393)	$ 3,296	665,689

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

Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability. Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity. These steps include increasing operating revenues over last year through the growth of the business by expanding our product line to offer complete customized vehicles by financing our own chassis through our credit line and equity financing. In addition the company has been looking into reducing costs by, among other things, bringing certain projects in-house through possible acquisitions, and constantly testing the market for better pricing. As well as making timely payments of our obligations, building our stock and debt sources to provide additional working capital, and continuing to review our business plan to assure we are moving the business forward in a cost-effective manner. The company will continue to examine the segments of our business that offer the most profitable opportunity for success and eliminating operations and practices which detract from our profitability. During the course of 2005 the company has taken measures to eliminate our mechanical department and has chosen to outsource and subcontract these jobs. This segment of the company’s operations proved to be time consuming and costly due to the high labor expense, and slow productivity.

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

Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment annually, and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2005, the Company believes that there has been no major impairment of its long-lived assets.

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

/s/Spector & Wong, LLP

Pasadena, California

March 29, 2006, except for the notes 1, 7, 9, 18, and 19,

as to which the date is October 30, 2006, and except for the notes 2, 8 and 10, as to which the date is February 9, 2007

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED BALANCE SHEETS

	2005	2004
	(Restated)
ASSETS
Current Assets
Cash	$ 96,586	$ 6,020
Accounts receivable, net	92,405	783,051
Prepaid expenses and other current assets	26,912	2,554
Inventory	165,854	156,537
Total Current Assets	381,757	948,162

Property and equipment, net	197,911	375,997

Goodwill	333,242	333,242
Debt issuance cost, net	53,472	-
Other assets	21,696	7,433

TOTAL ASSETS	$ 988,078	$ 1,664,834
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 249,740	$ 197,821
Accrued liabilities	363,226	174,188
Unearned revenue	149,367	761,419
Short-term notes payable to related parties	264,911	214,825
Current portion of long-term notes payable	4,216	8,019
Current portion of capital lease obligations	31,299	29,732
Total Current Liabilities	1,062,759	1,386,004
Long-Term Debt
Long-term notes payable, excluding current portion	7,349	22,790
Capital lease obligations, excluding current portion	10,570	39,541
Convertible notes payable, net of unamortized discount of $297,962	2,038	-
Derivative liabilities	895,095	-
Total Long-Term Liabilities	915,052	62,331
Total Liabilities	1,977,811	1,448,335

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
issued and outstanding 2005 2,293,464 shares; 2004 1,183,464 shares	2,294	1,184
Paid-in Capital	1,241,210	7,153,020
Deferred consulting	(293,481)	(6,468,000)
Accumulated deficit	(1,939,756)	(469,705)
Total Stockholders' Equity (Deficit)	(989,733)	216,499

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 988,078	$ 1,664,834

See Notes to Consolidated Financial Statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

For years ended December 31,	2005	2004
	(Restated)
Sales:
Sales - products	$ 876,910	$ 229,063
Sales - services	2,409,613	907,384
Total sales	3,286,523	1,136,447

Cost of sales:
Cost of products	809,497	135,111
Cost of services	1,975,334	736,973
Total costs of sales	2,784,831	872,084

Gross profit	501,692	264,363

Operating Expenses:
Selling, general and administrative Expenses	1,192,955	612,898
Loss on disposal of assets	113,995	28,403
Total Operating Expenses	1,306,950	641,301

Operating loss	(805,258)	(376,938)

Other income(expenses):
Interest and other income	41,620	12,705
Change in derivative liabilities	4,080	-
Interest expense	(105,352)	(9,409)
Financing costs	(602,741)	-
Total other income(expenses)	(662,393)	3,296

Net loss before state franchise tax	(1,467,651)	(373,642)

State franchise tax	2,400	800

Net loss	$ (1,470,051)	$ (374,442)

Net loss per share-Basic and Diluted	$ (0.75)	$ (0.45)

Weighted Average Number of Shares	1,948,682	838,197

See Notes to Consolidated Financial Statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHDOLERS’ EQUITY (DEFICIT)

For years ended December 31, 2005 and 2004 (Restated)

	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Consulting	Deficit	Total
Balance at December 31, 2003	88,879,850	$ 88,880	$ 274,698	$ -	$ (84,213)	$ 279,365

Reverse split 1 for 100 on
September 9, 2005	(87,991,052)	(87,991)	87,991			-

Balance at December 31, 2003,
retroactively restated	888,798	889	362,689	-	(84,213)	279,365

Stockholder's Distribution prior to
reverse merger					(11,050)	(11,050)

Reverse merger with ABED	98,665	99	(9,973)			(9,874)

Issuance of common stock for:
Deferred consulting	196,000	196	6,467,804	(6,468,000)		-
Acquisition of Moonlight	140,000	140	332,360			332,500

Retirement of common shares	(140,000)	(140)	140			-

Net loss					(374,442)	(374,442)

Balance at December 31, 2004	1,183,463	1,184	7,153,020	(6,468,000)	(469,705)	216,499

Issuance of common stock for:
Deferred consulting	450,000	450	112,050	(112,500)		-
Retirement of related party debt	500,000	500	124,500			125,000
Debt issuance cost	60,000	60	14,940			15,000
Reduction of accrued liability	100,000	100	49,900			50,000

Deferred consulting adjustment			(6,213,200)	6,213,200		-

Amortization of deferred consulting				73,819		73,819

Net loss					(1,470,051)	(1,470,051)

Balance at December 31, 2005	2,293,463	$ 2,294	$ 1,241,210	$ (293,481)	$ (1,939,756)	$ (989,733)

See Notes to Consolidated Financial Statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For years ended December 31,	2005	2004
	(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (1,470,051)	$ (374,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,912	27,237
Noncash interest expense and financing costs	602,741	-
Change in derivative liabilities	(4,080)	-
Non-cash adjustments	26,573	-
Loss on disposal of assets	113,995	28,403
Issuance of common stock for debt issuance cost	15,000	-
Amortization of deferred consulting	73,819	-
(Increase) Decrease in:
Accounts receivable	690,646	(574,724)
Inventory	(9,317)	43,706
Prepaid and other assets	(18,621)	(877)
Increase (Decrease) in:
Accounts payable and accrued liabilities	290,957	138,053
Unearned revenue	(612,052)	554,090
Net cash flows used in operating activities	(246,478)	(158,554)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,694)	-
Cash increase due to acquisition of Moonlight	-	7,231
Net cash flows provided by (used in) investing activities	(11,694)	7,231
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment on long-term notes payable and capital lease obligations	(51,348)	(11,961)
Net proceeds from related parties	175,086	168,739
Net proceeds from convertible debt	225,000	-
Shareholder Distribution	-	(11,050)
Net cash flows provided by financing activities	348,738	145,728

NET INCREASE (DECREASE) IN CASH	90,566	(5,595)
CASH AT BEGINNING OF YEAR	6,020	11,615
CASH AT END OF YEAR	$ 96,586	$ 6,020
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$ 2,400	$ 800
Interest Paid	$ 21,917	$ 3,616
Noncash Investing and Financing Activities:
Equipment purchased under capital lease obligations	$ 4,700	$ 23,500
Common stocks issued for deferred consulting service	$ 112,500	$ 6,468,000
Common stocks issued for reduction of accrued liabilities	$ 50,000	$ -
Common stocks issued for retirement of related party debt	$ 125,000	$ -
Common stocks issued for business acquisitions	$ -	$ 322,626
Issuance warrants in connection with convertible debt	$ 299,975	$ -
Recorded a beneficial conversion feature	$ 599,200	$ -

See Notes to Consolidated Financial Statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND GOING CONCERN

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Management's plans include raising additional working capital through debt or equity financing and increasing marketing efforts to increase revenues. On November 30, 2005, the Company entered into a Security Purchase Agreement and agreed to issue and sell (i) callable secured convertible notes up to $2 million, and (ii) warrants to acquire aggregate of 2.5 million of the Company’s common stocks (See Note 7 – Convertible Notes Payable and Derivative Liabilities). The ability of the Company to continue as a going concern is dependent its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net Income Per Share: Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and the dilutive potential common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effective is anti-dilutive. Dilutive potential common shares primarily consist of stock warrants, unvested common stocks and shares issuable under convertible debt.

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of leased assets included in property and equipment at December 31, 2005 and 2004:

At December 31,	2005	2004
Machinery and equipment	$ 91,841	$ 87,141
Less: accumulated depreciation	(11,675)	(2,178)
Net leased assets	$ 80,166	$ 84,963

NOTE 7 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY

Restricted Stock Agreements

On February 15, 2005, the Board of Directors approved the issuance of 50,000 unregistered shares of the Company’s common stock to each of the three directors and the issuance of 150,000 unregistered shares to each of the two consultants, and entered into a Restricted Stock Agreement with each of these directors and consultants. Each Restricted Stock Agreement provides for certain vesting conditions, a lock-up agreement, a first refusal right of the Company with respect to certain proposed transfers, a drag-along right of the Company in connection with certain corporate transactions, and a 5-year market stand-off agreement prohibiting transfers for up to 180 days following the effective date of any registration statement of the Company. If the director or the consultant does not meet the vesting conditions pursuant to the Agreement by December 31, 2005, then a pro rata portion of the restricted shares shall be vested based on the formula provided by the Agreement. All restricted shares that do not vest as of December 31, 2005 shall be automatically rescinded and cancelled. On February 28, 2006, the Board of Directors and Recipients agreed to extend the agreements to commence on December 31, 2006. At that time, all conditions set forth in the agreement would occur. Each director or consultant may vote the stock received to the extent any unvested shares are rescinded and cancelled. The consideration received by the Company consisted of services rendered to the Company and the continuing dedication of these directors and consultants to the Company’s business. The shares were valued at a discount price of $0.25 per share, or $112,500 of total. The value of the shares were discounted at approximately 75% of the closing market price on the date of issuance based on the management’s anticipation about the drop in stock price resulting from the impending reverse stock split. Compensation expense is recognized over the vesting period based on the formula provided by the Agreements.

As of December 31, 2005, 295,981 shares were vested and the Company recognized $73,819 in compensation.

Shares for Debt Agreement

The Board of Directors has also approved the issuance of 100,000 unregistered shares of common stock to the Chief Financial Officer, and entered into a Shares for Debt Agreement with him. The consideration received by the Company consisted of $50,000 in services rendered by the CFO during the period from May 11, 2004 through December 31, 2004, and a full release from any other claims for compensation relating to such period. The values of the shares were discounted at approximately 50% of the closing market price on the date of issuance based on the management’s anticipation about the drop in stock price resulting from the impending reverse stock split. Therefore, no gain or loss on debt settlement was recorded. The services had been accrued in prior year.

Retirement of a Related Party Debt

The Board has also approved the issuance of 600,000 unregistered shares of the Company’s common stock to an officer to retire her debt in the amount of $150,000. As of September 30, 2005, the excess of 100,000 shares over the carrying value of the debt, in the amount of $25,000, were cancelled. The values of the shares were discounted at approximately 75% of the closing market price on the date of issuance based on the management’s anticipation about the drop in stock price resulting from the impending reverse stock split. Therefore, no gain or loss on debt settlement was recorded.

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

Collateral of Line of Credit

The Board of Directors has also approved to issue 60,000 unregistered shares of the Company’s common stock for the consideration for the inventory line of credit as disclosed in Note 5. The shares will be held in an escrow and be released upon either approval from the Company or a default on the terms from the Company. The Company has an option to buy back the shares at $6.00 per share within one year. The shares were released in first quarter and the Company had recognized an interest expense of $15,000. The values of the shares were discounted

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at approximately 75% of the closing market price on the date of issuance based on the management’s anticipation about the drop in stock price resulting from the impending reverse stock split.

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

The deferred tax assets as of December 31, 2005 and 2004 consist of the following:

	2005	2004
Tax Benefit on net operating loss carryforward	$ 402,826	$ 177,286
Temporary difference in other accruals	38,385	(11,649)
Temporary difference in depreciation and amortization	(3,342)	(2,378)
Others	127,722	-
Less: valuation allowance	(565,591)	(163,259)
Net deferred tax assets	$ -	$ -

NOTE 10 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	For years ended December 31,
	2005	2004
Numerator:
Net Loss	$ (1,470,051)	$ (374,442)
Denominator:
Weighted Average Number of Shares	1,948,862	838,197

Net loss per share-Basic and Diluted	$ (0.75)	$ (0.42)

As the Company incurred net losses for the years ended December 31, 2005 and 2004, potential dilutive securities from stock warrants and unvested common stocks totalling 252,282 and 0 equivalent shares, respectively, have been excluded from diluted net loss per share computations as their effect was deemed anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share”, the Company has also excluded from the calculation of diluted net loss per share approximately 3,395 and 1,601 shares, respectively, relating to its 10% related party convertible debt that are anti-dilutive. As of December 31, 2005, depending on the stock price on the conversion date, up to maximum of 411,871 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note 7 – Convertible Notes Payable and Derivative Liabilities.”

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intersegment transactions: Intersegment transactions are recorded at cost.

Summarized financial information of the Company’s results by operating segment is as follows:

	Years ended December 31,
	2005	2004
Net Revenue to External Customers:
Custom Motorcycle	$ 308,246	$ 633,933
Custom Automotive	2,978,277	502,514
Total net revenue to external customers	$ 3,286,523	$ 1,136,447
Intersegment Revenue:
Custom Motorcycle	$ 2,150	$ -
Custom Automotive	-	-
Total intersegment revenue	$ 2,150	$ -
Operating Loss:
Custom Motorcycle	$ (183,828)	$ (32,061)
Custom Automotive	(306,256)	(180,465)
Operating loss by reportable segments	(490,084)	(212,526)
All other operating loss	(315,174)	(164,412)
Consolidated operating loss	$ (805,258)	$ (376,938)
Net Loss before Tax:
Custom Motorcycle	$ (193,593)	$ (25,258)
Custom Automotive	(371,896)	(182,321)
Net loss by reportable segments	(565,489)	(207,579)
All other net loss	(902,162)	(166,063)
Consolidated net loss before tax	$ (1,467,651)	$ (373,642)

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31,
Total Assets:	2005	2004
Custom Motorcycle	$ 192,401	$ 358,267
Custom Automotive	295,523	972,280
	487,924	1,330,547
All other segment	500,154	334,287
Consolidated assets	$ 988,078	$ 1,664,834

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

NOTE 18 – RELATED PARTY TRANSACTIONS

As of December 31, 2005, the Company’ chief executive officer, chief operating officer jointly with a beneficial owner, the former president and the former secretary own a controlling interest of 86.5% in the Company.

NOTE 19 – RESTATEMENT

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the weighted average number of common shares used to calculate the net loss per share was revised to exclude all unvested shares.

The impact on the consolidated financial statements at December 31, 2005 is summarized as follows:

	As reported	Restated
Unamortized debt discount	$ -	$ 297,962
Derivative liabilities	$ -	$ 895,095
Total long-term liabilities	$ 317,919	$ 915,052
Total liabilities	$ 1,380,678	$ 1,977,811
Accumulated deficit	$ (1,342,623)	$ (1,939,756)
Total Stockholders' Deficit	$ (392,600)	$ (989,733)

Financing costs	$ -	$ 602,741
Change in derivative liabilities	$ -	$ 4,080
Total other income (expense)	$ (179,225)	$ (662,393)
Net loss	$ (872,918)	$ (1,470,051)
Net loss per share	$ (0.40)	$ 0.75
Weighted average number of shares	$ 2,200,964	$ 1,948,682

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A.	CONTROLS AND PROCEDURES.

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

Dated: February 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	Title	DATE

/s/ George Lefevre		February 13, 2007
George Lefevre	CEO

/s/ Jay Isco		February 13, 2007
Jay Isco	CFO, Secretary