Form 10QSB/A
period 2006-03-31
MotivNation, Inc.
filed 2007-02-13
CIK 1853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB/A

Amendment # 2

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

EXPLANATORY NOTE

MotivNation, Inc. ("MOVT" or the "Company") filed its Quarterly Report on Form 10-QSB/A for period ending March 31, 2006 (the "Quarter Report") with the Securities and Exchange Commission (the "Commission") on November 3, 2006. On December 20, 2006, the Commission issued comments to the Quarterly Report. This Quarterly Report on Form 10-QSB/A, Amendment No. 2 ("Amendment No. 2") amends the Quarterly Report to incorporate certain revisions that have been made to MOVT’s disclosures and the presentation of MOVT’s financial statements, in response to the Commission’s comments.

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

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	16
Controls and Procedures	24
Part II	25
Legal Proceedings	25
Changes in Securities	25
Defaults Upon Securities	26
Submission to a Vote	26
Other Information	26
Exhibits and Reports	27
Signatures	28

Exhibits

Index to Exhibits	29
Exhibits	30

Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC.

CONSOLIATED BALANCE SHEET (Unaudited)

March 31, 2006

ASSETS
Current Assets	(Restated)
Cash	$ 1,191,104
Accounts receivable	111,795
Prepaid expenses and other current assets	70,803
Inventory	227,645
Total Current Assets	1,601,347

Property and equipment, net	184,729

Goodwill	333,242
Debt issuance cost, net	69,028
Other assets	18,874

TOTAL ASSETS	$ 2,207,220
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 202,847
Accrued liabilities	286,443
Unearned revenue	31,560
Short-term notes payable to related parties	236,107
Current portion of long-term notes payable	4,487
Current portion of capital lease obligations	31,213
Total Current Liabilities	792,657

Long-term debt
Long-term notes payable, excluding current portion	6,521
Capital lease obligations, excluding current portion	2,774
Convertible notes payable, net of unamortized discount of $1,942,735	32,955
Derivative liabilities	4,019,594
Total Long-Term Debt	4,061,844
Total Liabilities	4,854,501

Stockholders' Deficit
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
3,545,464 shares issued and outstanding	3,546
Paid-in Capital	1,438,951
Deferred compensation and expenses	(282,228)
Accumulated deficit	(3,807,550)
Total Stockholders' Deficit	(2,647,281)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,207,220

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For Three Months ended March 31,	2006	2005
Sales:	(Restated)
Sales - products	$ 588	$ 134,553
Sales - services	491,315	791,781
Total sales	491,903	926,334

Cost of sales
Cost of products	4,182	116,637
Cost of services	501,110	616,874
Total costs of sales	505,292	733,511

Gross profit (deficit)	(13,389)	192,823

Operating Expenses:
Selling, general and administrative Expenses	275,296	296,911
Loss on disposal of assets	2,459	-
Total operating expenses	277,755	296,911

Operating loss	(291,144)	(104,088)

Other income(expenses)
Interest and other income	133	2
Change in derivative liabilities	1,899,113	-
Interest and other expense	(64,030)	(40,708)
Financing costs	(3,409,466)	-
Total other income(expenses)	(1,574,250)	(40,706)

Net loss before state franchise tax	(1,865,394)	(144,794)

State franchise tax	2,400	1,600

Net loss	$ (1,867,794)	$ (146,394)

Net loss per share-Basic and Diluted	$ (0.69)	$ (0.08)

Weighted Average Number of Shares	2,704,880	1,923,464

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For Three Months ended March 31,	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES	(Restated)
Net loss	$ (1,867,794)	$ (146,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,523	11,802
Loss on disposal of assets	2,459	-
Noncash expenses	11,253	45,240
Noncash interest expense and financing costs	3,409,466	-
Change in derivative liabilities	(1,899,113)	-
(Increase) Decrease in:
Accounts receivable	(19,390)	197,136
Inventory	(61,791)	(326,292)
Prepaids and others	(41,069)	(53,339)
Increase (Decrease) in:
Accounts payable and accrued liabilities	26,324	31,537
Unearned revenue	(117,807)	196,515
Net cash flows used in operating activities	(546,939)	(43,795)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds received from sale of property and equipment	200	-
Purchase of property and equipment	-	(6,200)
Net cash flows provided by (used in) investing activities	200	(6,200)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment on long-term debt	(8,439)	(12,826)
Net proceeds from (repayments to) related parties	(28,804)	177,698
Net proceeds from convertible notes payable	1,678,500	-
Net cash flows provided by financing activities	1,641,257	164,872

NET INCREASE IN CASH	1,094,518	114,877
CASH AT BEGINNING OF PERIOD	96,586	6,020

CASH AT END OF PERIOD	$ 1,191,104	$ 120,897
Supplemental Disclosure of Cash Flow Information:
Interest Paid	$ 1,287	$ 5,074
Noncash Investing and Financing Activities:
Equipment purchased under capital lease obligations	$ -	$ 4,700
Issuance of common shares for:
Reduction of accrued liabilities	$ 150,000	$ 50,000
Convertible notes payable	24,310	-
Retirement of related party debt	-	125,000
Deferred compensation	-	112,500
	$ 174,310	$ 287,500
Issuance of warrants in connection with convertible debt	$ 1,678,507	$ -
Recorded a beneficial conversion feature	$ 3,393,635	$ -
Transfer unamortized discount to paid-in capital due to debt conversion	$ 23,847	$ -
Transfer derivative liabilities to paid-in capital due to debt conversion	$ 48,530	$ -

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Restatement: The March 31, 2006 consolidated financial statements have been restated to record a beneficial conversion feature related to convertible notes payable issued by the Company in the amount of $3,393,635. The Company has also recorded an amount of $1,678,507 related to the fair value of warrants

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

issued with the debt, which was recorded as a liability due to a registration rights agreement. The result is to record an aggregate discount on debt of $5,072,142 with any excess or $3,372,142 charged to operations. Also, the fair values of the warrants and conversion feature have been recorded at $4,019,594 at March 31, 2006, and an income for the three months ended March 31, 2006 of $1,899,133 has been recorded. In addition, the weighted average number of common shares used to calculate the net loss per share was also revised to exclude all unvested shares. As a result of these corrections, net loss for the three months ended March 31, 2006 has increased by $1,504,409 to $1,867,794, and net loss per share increased to $0.69 from $0.13.

Changes to the balance sheet at March 31, 2006 resulting from these corrections are as follows:

	As reported	Restated
Unamortized debt discount	$ -	$ 1,942,735
Derivative liabilities	$ -	$ 4,019,594
Paid-in Capital	$ 1,414,268	$ 1,438,951
Accumulated deficit	$ 1,706,008	$ 3,807,550

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

Management's plans include raising additional working capital through debt or equity financing and increasing marketing efforts to increase revenues. On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes due in 2009, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock pursuant to a Security Purchase Agreement dated on November 30, 2005 (See Note 6 – Convertible Notes Payable and Derivative Liabilities). The ability of the Company to continue as a going concern is dependent its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The value of the shares was based on the lowest price of the last trading day from February 2, 2006 (date of grant) which was $0.23 per share as there was limited trading volume. Therefore, no gain or loss on debt settlement was recorded.

Restricted Stock Agreements

The Company recognized $11,253 and $20,843 in compensation during the three months ended March 31, 2006 and 2005, respectively, based on the vesting conditions provided by the Restricted Stock Agreements dated February 15, 2005.

As of March 31, 2006, the remaining unvested shares under the Agreement amounted to 109,714 shares or $27,428.

NOTE 8 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	For the three months ended March 31,
	2006	2005
Numerator:
Net Loss	$ (1,867,794)	$ (146,394)
Denominator:
Weighted Average Number of Shares	2,704,880	1,923,464

Net loss per share-Basic and Diluted	$ (0.69)	$ (0.08)

As the Company incurred net losses for the three months ended March 31, 2006 and 2005, potential dilutive securities from stock warrants and unvested common stocks totalling 139,251 and 272,210 equivalent shares, respectively, have been excluded from diluted net loss per share computations as their effect was deemed anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share,” the Company has also excluded from the calculation of diluted net loss per share approximately 3,587 and 3,805 shares, respectively, relating to its 10% related party convertible debt that are anti-dilutive. As of March 31, 2006, depending on the stock price on the conversion date, up to maximum of 50,216,202 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note 6 – Convertible Notes Payable and Derivative Liabilities.”

NOTE 9 – ELECTION OF DIRECTORS AND CHAIRMAN OF THE BOARD

On January 6, 2006, the board of Directors of the Company elected George Lefevre, the Chief Executive Officer to the MotivNation Board of Directors as well as the Chairman of the Board.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of the Company’s results by operating segment is as follows:

Three Months ended March 31,	2006	2005
Net Revenue to External Customers
Custom Motorcycle	$ 8,159	$ 143,506
Custom Automotive	483,744	782,828
Total Net Revenue to External Customers	$ 491,903	$ 926,334
Operating Loss:
Custom Motorcycle	$ (47,618)	$ (12,684)
Custom Automotive	(142,357)	(57,563)
Operating loss by reportable segments	(189,975)	(70,247)
All other operating loss	(101,169)	(33,841)
Consolidated operating loss	$ (291,144)	$ (104,088)
Net Loss before tax:
Custom Motorcycle	$ (50,902)	$ (14,579)
Custom Automotive	(169,539)	(79,902)
Net loss by reportable segments	(220,441)	(94,481)
All other net loss	(1,644,953)	(50,313)
Consolidated net loss before Tax	$ (1,865,394)	$ (144,794)

	At March 31,
Total Assets:	2006	2005
Custom Motorcycle	$ 176,535	$ 322,508
Custom Automotive	286,841	1,295,711
	463,376	1,618,219
All other segment	1,743,844	333,688
Consolidated assets	$ 2,207,220	$ 1,951,907

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

Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability. Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity. These steps include increasing operating revenues over last year through the growth of the business by expanding our product line to offer complete customized vehicles by financing our own chassis through our credit line and equity financing. In addition the company has been looking into, reducing costs by, among other things, bringing certain projects in-house through possible acquisitions, and constantly testing the market for better pricing. As well as making timely payments of our obligations, building our stock and debt sources to provide additional working capital, and continuing to review our business plan to assure we are moving the business forward in a cost-effective manner. The company will and continuing continue to examine the segments of our business that offer the most profitable opportunity for success and eliminating operations and practices which detract from our profitability. During the course of 2005 the company has taken measures to eliminate our mechanical department and has chosen to outsource and subcontract these jobs. This segment of the company’s operations proved to be time consuming and costly due to the high labor expense, and slow productivity.

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

Dated: February 13, 2007	MotivNation, Inc.

By:/s/ George Lefevre
George Lefevre CEO