Form 10QSB/A
period 2006-06-30
MotivNation, Inc.
filed 2007-02-13
CIK 1853

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

EXPLANATORY NOTE

MotivNation, Inc. ("MOVT" or the "Company") filed its Quarterly Report on Form 10-QSB/A for period ending June 30, 2006 (the "Quarter Report") with the Securities and Exchange Commission (the "Commission") on November 3, 2006. On December 20, 2006, the Commission issued comments to the Quarterly Report. This Quarterly Report on Form 10-QSB/A, Amendment No. 2 ("Amendment No. 2") amends the Quarterly Report to incorporate certain revisions that have been made to MOVT’s disclosures and the presentation of MOVT’s financial statements, in response to the Commission’s comments.

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

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	17
Controls and Procedures	28
Part II	29
Legal Proceedings	29
Changes in Securities	29
Defaults Upon Securities	30
Submission to a Vote	30
Other Information	30
Exhibits and Reports	31
Signatures	32

Exhibits

Index to Exhibits	33
Exhibits	34

Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC.

CONSOLIATED BALANCE SHEET (Unaudited)

June 30, 2006

ASSETS
Current Assets	(Restated)
Cash	$ 556,403
Accounts receivable, net	87,843
Prepaid expenses and other current assets	42,549
Inventory	630,070
Total Current Assets	1,316,865

Property and equipment, net	174,207

Goodwill	333,242
Debt issuance cost, net	62,055
Other assets	66,597

TOTAL ASSETS	$ 1,952,966

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 162,001
Accrued liabilities	342,291
Unearned revenue	82,885
Short-term notes payable to related parties	236,107
Current portion of long-term notes payable	4,541
Current portion of capital lease obligations	25,368
Total Current Liabilities	853,193

Long-Term Debt
Long-term notes payable, excluding current portion	1,042
Capital lease obligations, excluding current portion	5,410
Convertible notes payable, net of unamortized discount of $1,876,945	79,080
Derivative liabilities	3,929,547
Total Long-Term Debt	4,015,079
Total Liabilities	4,868,272

Stockholders' Deficit
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
5,245,464 shares issued and outstanding	5,246
Paid-in Capital	1,477,342
Deferred compensation and expenses	(270,161)
Accumulated deficit	(4,127,733)
Total Stockholders' Deficit	(2,915,306)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,952,966

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For three months ended			For six months ended
	June 30,			June 30,
	2006	2005		2006	2,005
NET SALES:	(Restated)			(Restated)
Products	$ 223,056	$ 591,962		$ 223,644	$ 726,515
Services	313,639	694,157		804,954	1,485,938
Total net sales	536,695	1,286,119	#	1,028,598	2,212,453
COST OF SALES:
Products	166,798	549,721		170,980	666,358
Services	326,642	508,174		827,752	1,125,048
Total costs of sales	493,440	1,057,895	#	998,732	1,791,406

GROSS PROFIT	43,255	228,224	#	29,866	421,047

OPERATING EXPENSES:
Selling, general and administrative expenses	323,962	279,146		599,258	576,057
Loss on disposal of assets	-	95,756		2,459	95,756
Total operating expenses	323,962	374,902		601,717	671,813

OPERATING LOSS	(280,707)	(146,678)		(571,851)	(250,766)

Other income (expenses):
Interest and other income	18,902	-		19,035	2
Change in derivative liabilities	50,800	-		1,949,913	-
Interest and other expense	(55,236)	(6,434)		(119,266)	(47,142)
Financing costs	(53,942)	-		(3,463,408)	-
Total other income (expenses)	(39,476)	(6,434)		(1,613,726)	(47,140)

NET LOSS BEFORE INCOME TAXES	(320,183)	(153,112)		(2,185,577)	(297,906)

Provision for income taxes	-	25		2,400	1,625
NET LOSS	$ (320,183)	$ (153,137)	#	$ (2,187,977)	$ (299,531)

Net loss per share-basic and diluted	$ (0.07)	$ (0.07)		$ (0.61)	$ (0.14)

Weighted Average Number of Common Shares	4,451,840	2,293,464		3,578,360	2,108,464

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES	(Restated)
Net loss	$ (2,187,977)	$ (299,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,045	31,079
Non-cash expenses	23,320	69,780
Loss on disposal of assets	2,459	95,756
Change in derivative liabilities	(1,949,913)	-
Noncash interest expense and financing costs	3,463,408	-
(Increase) Decrease in:
Accounts receivable	4,562	711,963
Inventory	(464,216)	(75,249)
Prepaid and other assets	(60,538)	(46,798)
Increase (Decrease) in:
Accounts payable and accrued expenses	41,326	16,372
Unearned revenue	(66,482)	(526,913)
Net cash flows used in operating activities	(1,173,006)	(23,541)
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds received from sale of property and equipment	200	-
Purchase of property and equipment	-	(9,894)
Net cash flows provided by (used in) investing activities	200	(9,894)
CASH FLOW FROM FINANCING ACTIVITIES
Payments on long-term debt	(17,073)	(22,275)
Net proceeds from (repayments to) related parties	(28,804)	63,022
Net proceeds from convertible notes payable	1,678,500	-
Net cash flows provided by financing activities	1,632,623	40,747

NET INCREASE IN CASH	459,817	7,312

CASH AT BEGINNING OF PERIOD	96,586	6,020
CASH AT END OF PERIOD	$ 556,403	$ 13,332

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$ 2,415	$ 18,448
Income Taxes Paid	$ 2,400	$ -
Schedule of Noncash Investing and Financing Activities:
Equipment purchased under capital lease obligations	$ -	$ 4,700
Issuance of common shares for:
Reduction of accrued liabilities	$ 150,000	$ 50,000
Convertible notes payable	43,975	-
Retirement of related party debt	-	125,000
Deferred compensation	-	112,500
	$ 193,975	$ 287,500
Issuance of warrants in connection with convertible debt	$ 1,678,507	$ -
Recorded beneficial conversion features	$ 3,393,635	$ -
Transfer unamortized discount to paid in capital due to debt conversion	$ 42,688	$ -
Transfer derivative liabilities to paid in capital due to debt conversion	$ 87,777	$ -

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Company. Therefore a description and its impact on the Company’s operations and financial position have not been disclosed.

Restatement: The June 30, 2006 consolidated financial statements have been restated to record a beneficial conversion feature related to convertible notes payable issued by the Company in the amount of $3,393,635. The Company has also recorded an amount of $1,678,507 related to the fair value of warrants issued with the debt, which was recorded as a liability due to a registration rights agreement. The result is to record an aggregate discount on debt of $5,072,142 with any excess or $3,372,142 charged to operations. Also, the fair values of the warrants and conversion feature have been recorded at $3,929,547 at June 30, 2006, and an income for the three and six months ended June 30, 2006 of $50,800 and $1,899,133 has been recorded, respectively. In addition, the weighed average number of common shares used to calculate the net loss per share was also revised to exclude all unvested shares. As a result of these corrections, net loss for the three and six months ended June 30, 2006 has decreased by $3,831 to $320,183 and increased by $1,500,578 to $2,187,977, respectively, and net loss per share increased to $0.61 from $0.19 for six months ended June 30, 2006.

Changes to the balance sheet at June 30, 2006 resulting from these corrections are as follows:

	As reported	Restated
Unamortized debt discount	$ -	$ 1,876,945
Derivative liabilities	$ -	$ 3,929,547
Paid-in Capital	$ 1,432,233	$ 1,477,342
Accumulated deficit	$ 2,030,022	$ 4,127,733

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Stock Agreements

On February 15, 2005, the Board of Directors approved the issuance of 50,000 unregistered shares

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

of the Company’s common stock to each of the three directors and the issuance of 150,000 unregistered shares to each of the two consultants, and entered into a Restricted Stock Agreement with each of these directors and consultants. Each Restricted Stock Agreement provides for certain vesting conditions, a lock-up agreement, a first refusal right of the Company with respect to certain proposed transfers, a drag-along right of the Company in connection with certain corporate transactions, and a 5-year market stand-off agreement prohibiting transfers for up to 180 days following the effective date of any registration statement of the Company. If the director or the consultant does not meet the vesting conditions pursuant to the Agreement by December 31, 2005 (amended to December 31, 2006), then a pro rata portion of the restricted shares shall be vested based on the formula provided by the Agreement. All restricted shares that do not vest as of December 31, 2006 shall be automatically rescinded and cancelled. Each director or consultant may vote the stock received to the extent any unvested shares are rescinded and cancelled. The consideration received by the Company consisted of services rendered to the Company and the continuing dedication

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

NOTE 8 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months		For six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$ (320,183)	$ (153,137)	$ (2,187,977)	$ (299,531)
Denominator:
Weighted Average Number of Shares	4,451,840	2,293,464	3,578,360	2,108,464

Net loss per share-Basic and Diluted	$ (0.07)	$ (0.07)	$ (0.61)	$ (0.14)

As the Company incurred net losses for the three and six months ended June 30, 2006, potential dilutive securities from stock warrants and unvested common stocks totaling 93,624 and 116,438 equivalent shares, respectively, have been excluded from diluted net loss per share computations as their effect was deemed anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share”, the Company also has excluded from the calculation of diluted net loss per share approximately 3,664 and 3,626 shares, respectively, relating to its 10% related party convertible debt that are anti-dilutive. As of June 30, 2006,

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

depending on the stock price on the conversion date, up to maximum of 405,642,910 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note 6 – Convertible Notes Payable and Derivative Liabilities.”

As the Company incurred net losses for the three and six months ended June 30, 2005, potential dilutive securities from stock warrants and unvested common stocks totaling 328,046 and 300,128 equivalent shares, respectively, have been excluded from diluted net loss per share computations as their effect was deemed anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share”, the Company also has excluded from the calculation of diluted net loss per share approximately 3,356 and 3,318 shares, respectively, relating to its 10% related party convertible debt that are anti-dilutive.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Summarized financial information of the Company’s results by operating segment is as follows:

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For Three Months ended		For Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
Custom Motorcycle:
Net revenue to external customers	$ 10,987	$ 72,549	$ 19,146	$ 216,055
Cost of revenue	35,156	35,589	46,694	117,238
Margin	$ (24,169)	$ 36,960	$ (27,548)	$ 98,817

Custom Automotive:
Net revenue to external customers	$ 525,708	$ 1,213,570	$ 1,009,452	$ 1,996,398
Cost of revenue	458,284	1,022,306	952,038	1,674,168
Margin	$ 67,424	$ 191,264	$ 57,414	$ 322,230

Total Net Revenue to External Customers	$ 536,695	$ 1,286,119	$ 1,028,598	$ 2,212,453
Total Cost of Revenue	493,440	1,057,895	998,732	1,791,406
Total Margin	43,255	228,224	29,866	421,047

Intersegment Revenues:
Custom Motorcycles	$ -	$ 2,150	$ -	$ 2,150
Custom Automotive	-	-	-	-
Total Intersegment Revenues	$ -	$ 2,150	$ -	$ 2,150

Intersegment transactions are recorded at cost. The margins reported reflect only the direct controllable expenses of each line of business and do no represent the actual margins for each operating segment because they do not contain corporate and general and administrative expenses as well as stock-based compensation incurred in support of the lines of business.

Reconciliation of operating segment margin to net loss before income taxes
	For Three Months ended			For Six Months ended
	June 30,			June 30,
	2006	2005		2006	2005
Total margin for reportable segments	$ 43,255	$ 228,224	#	$ 29,866	$ 421,047
Corporate and general and administrative expenses	(323,962)	(279,146)		(599,258)	(576,057)
Loss on disposal of assets	-	(95,756)		(2,459)	(95,756)
Interest and Other Expense	(55,236)	(6,434)		(119,266)	(47,142)
Financing costs	(53,942)	-		(3,463,408)	-
Change in derivative liabilities	50,800	-		1,949,913	-
Interest and Other Income	18,902	-		19,035	2
Net loss before income taxes	$ (320,183)	$ (153,112)		$ (2,185,577)	$ (297,906)

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