Form 10QSB/A
period 2006-09-30
MotivNation, Inc.
filed 2007-02-13
CIK 1853

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

EXPLANATORY NOTE

MotivNation, Inc. ("MOVT" or the "Company") filed its Quarterly Report on Form 10-QSB for period ending September 30, 2006 (the "Quarter Report") with the Securities and Exchange Commission (the "Commission") on November 20, 2006. On December 20, 2006, the Commission issued comments to the Quarterly Report. This Quarterly Report on Form 10-QSB/A, Amendment No. 1 ("Amendment No. 1") amends the Quarterly Report to incorporate certain revisions that have been made to MOVT’s disclosures and the presentation of MOVT’s financial statements, in response to the Commission’s comments.

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

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	17
Controls and Procedures	28
Part II	28
Legal Proceedings	28
Changes in Securities	29
Defaults Upon Securities	30
Submission to a Vote	30
Other Information	30
Exhibits and Reports	30
Signatures	31

Exhibits

Index to Exhibits	32
Exhibits	33

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As the Company incurred net losses for the three and six months ended June 30, 2006, potential dilutive securities from stock warrants and unvested common stocks totaling 93,624 and 116,438 equivalent shares, respectively, have been excluded from diluted net loss per share computations as their effect was deemed anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share”, the Company also has excluded from the calculation of diluted net loss per share approximately 3,664 and 3,626 shares,

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

respectively, relating to its 10% related party convertible debt that are anti-dilutive. As of June 30, 2006, depending on the stock price on the conversion date, up to maximum of 405,642,910 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note 6 – Convertible Notes Payable and Derivative Liabilities.”

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 14 – SEGMENT INFORMATION (CONTINUED)

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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