Form 10KSB
period 2006-12-31
MotivNation, Inc.
filed 2007-04-17
CIK 1853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ____ No X__

The issuer’s revenues for its most recent fiscal year ended December 31, 2006 was $2,329,507.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 30, 2007 was approximately $85,173 based on a share value of $0.02.

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2006 was 7,045,463 shares.

Documents Incorporated by Reference

None

Transitional Small Business Disclosure Format (check one): Yes __ No X

MOTIVNATION, INC.

FOR THE FISCAL YEAR ENDED

December 31, 2006

Index to Report

on Form 10-KSB

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

Due to subsequent events after the closing of the transaction the company discovered undisclosed issues such as the imposition of a tax lien by the Internal Revenue Service on certain assets of C&M and the refusal by First State Bank to further finance the activities of C&M, the parties to the Asset Purchase Agreement agreed to unwind and rescind the C&M transaction, according to terms and conditions of a Rescission and Mutual Release Agreement, dated May 6, 2004.

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

Competition

The market for our products and services are highly competitive and there are no substantial barriers to entry. There are a lot of competitors in this industry but our main ones are: Arlen Ness, West Coast Choppers, Chip Foose, Orange Coast Choppers, Rock & Roll Custom Paintwork, Al Martinez Paint and Body, Tiffany Coachworks, Pinnacle Limousine, Coach Industries Group, Aladdin Limousine, VIP Coachworks, and Royal Coach by Victor. We expect that competition will intensify and new competitors may enter the market with the growing trends of custom motorcycles and automobiles, which may result in a reduction in profit margins on our products and services.

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

Dependence on One or More Customers

The Company has no major customer for the year ended December 31, 2006. One customer accounted for approximately $967,065 or 32.5% of the Customized Automotive segment revenues for the year ended December 31, 2005. A major customer accounted for approximately $52,440 or 17% of the Customized Motorcycle segment revenues for the year ended December 31, 2005.

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

Personnel

As of March 31, 2007 we had 29 full-time employees, including 24 in production staff and 5 in sales and administration. Management believes our future success will depend in large part upon our ability to attract and retain qualified employees. We have no collective bargaining agreements with our employees and believe our relations with our employees are good.

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

MotivNation maintains its corporate headquarters at 18101 Von Karman Ave. Ste 330, Irvine, CA 92612. We lease approximately 250 square feet of office space under a month to month lease. The minimum monthly rental for the premises is approximately $1,405, plus standard, ancillary charges, such as property taxes, insurance, and certain operating expenses applicable to the leased premises.

Damon's currently leases 1 unit that is approximately 13,890 square feet of retail, service, warehouse, and fenced yard space. The units are located at 1741 E. Lambert Road, La Habra, CA 90631. The lease requires a monthly rental payment of approximately $5,000.

TrixMotive currently lease 1 unit that is approximately 24,000 square feet for its production operations at 13659 Excelsior Drive, Santa Fe Springs, CA 90670. The leases require a collective monthly rental payment of approximately $13,125.

ITEM 3.	LEGAL PROCEEDINGS.

We may from time to time be involved in routine legal matters incidental to our business; however, at this point in time we are currently not involved in any litigation, nor are we aware of any threatened or impending litigation.

Prior to our acquisition of the assets of Moonlight Industries a worker’s compensation claim had been filed against Moonlight Industries by a former employee. Despite the fact that the injury had taken place with an employer that was not Moonlight Industries as claim was filed against Moonlight and has been in litigation. Moonlight continues to defend against this claim and believes it is without merit. Despite the fact that this incident had taken place prior to our acquisition on the assets of Moonlight Industries and that we acquired only the assets and not the liabilities of Moonlight Industries, this worker’s compensation claim could become material to the company. In 2006 there were no inquiries regarding this claim.

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

On December 7, 2005, a customer of TrixMotive filed a lawsuit in the Superior Court of Santa Clara County of California against TrixMotive claiming for breach of contract and warranty, intentional and negligence misrepresentation for a customized vehicle. The plaintiff seeks $98,827 in compensatory damages and other unspecified damages plus interest, attorneys’ fees and costs. Subsequent to year end, there was a settlement court appearance by which the Company and the Plaintiff agreed to settle the claim in the amount of $2,000. Final settlement agreement is being processed. No liability was accrued as of December 31, 2006 as the settlement amount was considered insignificant.

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

	2006*		2005*
	High	Low	High	Low
1st Quarter	$0.05	$0.028	$2.30	$1.10
2nd Quarter	$0.06	$0.012	$1.50	$0.80
3rd Quarter	$0.069	$0.0095	$1.70	$0.10
4th Quarter	$0.029	$0.0095	$3.00	$0.05

	2007*
	High	Low
1st Quarter	$0.05	$0.015

* Prices have been modified to reflect post split values

Holders of Common Stock

As of December 31, 2006, we had approximately 544 stockholders of record of the 7,045,463 shares outstanding

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

On February 14, 2005, the Company entered into a Restricted Stock Agreement with each of two consultants: George R. Lefevre, and Scott Absher. In consideration for extraordinary services rendered by the Consultants to the Company and the continuing dedication of the Consultants to the Company and its business, we have issued 150,000 restricted shares to each George R. Lefevre, and Scott Absher.

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

On January 4th, 2006 MotivNation issued $500,000 in Convertible Debentures under the same conditions disclosed on November 30, 2005.

The above notes were issued to the following: AJW Partners, LLC a $59,500 secured convertible debenture, AJW Qualified Partners, LLC a $163,000 secured convertible debenture, New Millennium Capital Partners II, LLC a $7,500 secured convertible debenture, and AJW Offshore, LTD a $270,000 secured convertible debenture.

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

On January 30th, 2006 MotivNation issued $1,200,000 in Convertible Debentures, under the same conditions as disclosed for agreements signed Janary 4th, 2006 and November 30th, 2005.

The above notes were issued to the following: AJW Partners, LLC a $142,800 secured convertible debenture, AJW Qualified Partners, LLC a $391,200 secured convertible debenture, New Millennium Capital Partners II, LLC a $18,000 secured convertible debenture, and AJW Offshore, LTD a $648,000 secured convertible debenture.

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

Fiscal Year 2006 Compared to Fiscal Year 2005

Results of Operations for the Years Ended December 31, 2006 and 2005 Compared.

	Year Ended December 31, 2006	Year Ended December 31, 2005 (restated)

Revenues	$ 2,329,507	$ 3,286,523

Cost of Revenues	2,283,297	2,784,831

Gross Profit	46,210	501,692

Total Operating Expenses	1,847,617	1,618,710

Total Other Expenses	1,879,369	1,138,393

Provision for income taxes	2,400	2,400

Net Loss	$ 3,683,176	$ 2,257,811

Revenue

	2006	2005	Increase/(decrease)
			$
For the year ended December 31:
Revenue	$ 2,329,507	$ 3,286,523	$ (957,016)

Revenues for the year ended December 31, 2006 were $2,329,507 compared to revenues of $3,286,523 in the year ended December 31, 2005. This resulted in a decrease in revenues of $957,016, approximately 29.1% from the same period one year ago. The decrease in revenues was primarily due to the

Cost of Revenues

	2006	2005	Increase/(decrease)
			$

For the year ended December 31:
Cost of revenue	$2,283,297	$2,784,831	$501,534

Cost of revenues for the year ended December 31, 2006 was $2,283,297, an increase of $2,784,831 from $501,534 for the same period ended December 31, 2005. The decrease in cost of revenues of approximately 18% was primarily due to the direct costs associated with the decrease in revenues compared to last year.

Operating expenses

Our selling, general and administrative expenses consist primarily of sales, marketing, production and other administrative personnel, cost of facilities and related spending, salaries, and related costs. Major expenses increased by 15.6% for the same period in 2006 versus 2005, primarily as a result of increases in consulting and bad debt expense of 77.3% and 188.1%, respectively. Also attributing largely to the increase was an increase in impairment of goodwill of $166,621 during the twelve months ending December 31, 2006 compared to same prior period. Additional increases were in accounting and insurance fees of 21.9% and 3.1%, respectively for the same time period. The largest offset was a decrease in loss on disposal of assets of $107,627 or 94.4%. There were also slight decreases during this period in depreciation, rent, shipping/deliver, and advertising expense of 23.3%, 11.5%, 10.9%, and 7.9%. Total Operating expenses were $1,847,617 and $1,618,710, respectively, for the twelve months ended December 31, 2006 and 2005.

The Major expenses incurred during the twelve months ended December 31, 2006 and 2005 were:

	12 Months Ended December 31, 2006	12 Months Ended December 31, 2005	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$215,399	$243,476	(11.5)%
Salary & Wages	444,393	452,759	(1.8)%
Insurance	153,323	148,642	3.1%
Accounting Fees	67,088	55,033	21.9%
Consulting	384,775	217,052	77.3%
Advertising	36,144	39,251	(7.9)%
Shipping and Delivery	24,693	27,713	(10.9)%
Depreciation	41,332	53,912	(23.3)%
Bad debt expense	51,141	17,752	188.1%
Impairment of Goodwill	166,621	0	100%
Loss on disposal of assets	6,368	113,995	(94.4)%
Utilities	44,329	45,704	(3.0)%

Total Major Expenses	1,635,606	1,415,289	15.6%

Total Operating Expenses	1,847,617	1,618,710	14.1%

Other Income (Expenses) and Net Loss

Our other income and expenses and net loss for the twelve months ended December 31, 2006 and 2005 are as follows:

	12 Months Ended December 31, 2006	12 Months Ended December 31, 2005	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	28,084	41,620	(32.5)%
Change in derivative liabilities	1,936,311	4,080	47358.6%
Loss on debt settlement	-	(425,000)	(100)
Interest expenses	(237,628)	(156,352)	52.0%
Financing costs	(3,606,136)	(602,741)	498.3%
Total other income (expenses)	(1,879,369)	(1,138,393)	65.1%

Net (loss)	$(3,683,176)	(2,257,811)	63.1%

Other expenses increased approximately $740,976 from the year ending December 31, 2006 compared to the same period in 2005. This was primarily due to increases in Finance costs and Interest expense of $3,003,395 and $81,276 respectively. Finance costs increased primarily due to the Stock Purchase agreements signed in January 2006. Interest expense increased primarily because of the interest related to the Stock Purchase agreements. In addition loan from officers and related parties contributed to this increase. This increase was marginally offset by an increase in change of derivative liability of $1,932,231. The net loss for the year ended December 31, 2006 was $3,683,176, versus a net loss of $2,257,811 for the year ended December 31, 2005, an increase in net loss of $1,425,365, or 63.1%

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had a working deficit of $264,221 resulting primarily from the company’s large Short-term notes payable, Accrued liabilities and trade accounts payable.

Net cash provided by operating activities was a negative $1,524,505 for the year ending December 31, 2006. This resulted primarily from the increase in inventory of $288,475 and an increase in prepaid/other assets of $85,830. In addition a decrease in unearned revenue of $113,757 contributed to the negative cash flow from operating activities. An offset to this was an increase in Accounts Payable/Accrued expenses of $293,313. Other offsets were adjustments to depreciation, loss on disposal of assets, non-cash interest expense/financing costs, impairment of goodwill and change in derivative liabilities of $41,331, $6,368, $3,606,136, $166,621 and ($1,936,311) respectively.

Net cash provided in investing activities for the year ending December 31, 2006 was a negative $13,865 which was primarily due to the purchase of property and equipment. This was slightly offset by an proceeds from disposal of property and equipment of $200.

Net cash from financing activities was $1,622,569 for the year ending December 31, 2006 and resulted primarily from net proceeds from convertible debt of $1,678,500. This was slightly offset by repayments of long-term debt and capital lease obligations of $30,371. In addition there were repayments to related parties of $25,560.

Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability. Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity. These steps include increasing operating revenues over last year through the growth of the business by expanding our product line to offer complete customized vehicles by financing our own chassis through our credit line and equity financing. In addition the company has been looking into, reducing costs by bringing certain projects in-house through possible acquisitions, and constantly testing the market for better pricing on our costs of goods sold. As well as making timely payments of our obligations, building our stock and debt sources to provide additional working capital, and continuing to review our business plan to assure we are moving the business forward in a cost-effective manner. The company will and continuing continue to examine the segments of our business that offer the most profitable opportunity for success and eliminating operations and practices which detract from our profitability. During the course of 2006 the company continued to focus on a production line of in-house custom vehicles to be sold as an end product, as well as continuing to do client-end automotive conversions.

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

Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment annually, and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2006, the Company believes that there has been no major impairment of its long-lived assets.

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

If we do not achieve profitability, our business may not grow or continue to operate. In order to become profitable, we must increase our revenues and/or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded a net loss of $3,683,176 for the year ended December 31, 2006, and have an accumulated deficit of $6,410,692. We could incur net losses for the foreseeable future. We will need to generate additional revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

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

The report of our independent auditors accompanying our financial statements for the year ended December 31, 2006 and previous filings include an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, and additional debt and/or equity financing. There can be no assurances that these plans will be successful.

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

We are largely dependent on duties performed by the officers of the company George R. Lefevre, Jay Isco, and Leslie McPhail. In addition we are dependent on the co-founder of Damon’s Motorcycle Creations, Richard Perez and the co-founder of Moonlight Industries, David McPhail for specific proprietary technical knowledge and specialized market knowledge. Our intellectual property and our ability to successfully market and distribute our products and services may be at risk from the unanticipated accident, injury, illness, incapacitation, or death of either Mr. Lefevre, Mr. Isco, Mrs. McPhail, Mr. Perez, or Mr. McPhail or the loss of other principal design or technical staff. Upon such occurrence, unforeseen expenses, delays, losses, and diminished abilities to deliver signature work that our client’s desire may be encountered. We maintain “key person” life insurance on Mr. Lefevre and Mr. Isco, but do carry insurance on Mrs. McPhail, Mr. Perez, and Mr. McPhail.

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

Our business is subject to certain federal, state and local government regulations, including those of the Environmental Protection Agency ("EPA") and comparable state agencies that regulate emissions of Volatile Organic Compounds ("VOC") and other air contaminants, the Occupational Safety and Health Administration ("OSHA"), and regulations governing the disposal of oil, grease, tires, batteries and the prevention of pollution, and State tax authorities where vehicle sales may be affected as well as State motor vehicle regulators with an interest in our manufacturing, sales and distribution of finished products . Any changes in the laws or regulations imposed on us by these agencies could significantly increase our costs of doing business and could have a very negative effect on our business.

State tax and motor vehicle regulations are migratory and in some cases regulating bodies may decide that a code or regulation may apply to our business when there was no history of such application. We may in the process of conducting our business or yielding to a customer request have inadvertently or in ignorance created a possible infraction of these regulations. We may encounter a situation in which a regulator from a State tax authority or motor vehicle regulator would decide that we have not been in compliance and insist on a material change in the way we have done business that could seriously impact our ability to continue to market our products to our customers. We may further encounter a corrective measure by a similar regulator that would take action more aggressive that a correction of our process or practice that could include a back payment, a fine or termination of our ability to do business within a particular state. These applications of regulations that our business has not historically been subject to by any of these state regulators would have a serious negative impact on our business.

In the event our business operations and facilities are subject to a number of federal, state and local environmental laws and regulations, such application of these laws, regulations to our operations may require us to make significant additional capital expenditures to ensure compliance in the future. Our failure to comply with environmental laws could result in the termination of our operations, impositions of fines, or liabilities in excess of our capital resources.

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

See Financial Statements and Financial Statement Schedules appearing on page F-1 through F-31 of this Form 10-KSB.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MotivNation, Inc.

We have audited the accompanying consolidated balance sheets of MotivNation, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MotivNation, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 3 to the consolidated financial statements, the Company has restated its December 31, 2005 consolidated financial statements to reflect the proper treatment of its convertible debt and the associated liabilities surrounding that debt, and the proper treatment of the restricted stock award payments.

/s/Spector & Wong, LLP

Pasadena, California

April 13, 2007

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED BALANCE SHEETS

	2006	2005
		(Restated)
ASSETS
Current Assets
Cash	$ 180,785	$ 96,586
Accounts receivable, net	47,351	92,405
Prepaid expenses and other current assets	24,292	26,912
Inventory	454,329	165,854
Total Current Assets	706,757	381,757

Property and equipment, net	164,077	197,911

Goodwill	166,621	333,242
Debt issuance cost, net	49,305	53,472
Other assets	110,146	21,696

TOTAL ASSETS	$ 1,196,906	$ 988,078
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 208,788	$ 249,740
Accrued liabilities	432,431	363,226
Unearned revenue	35,610	149,367
Short-term notes payable to related parties	275,101	264,911
Current portion of long-term notes payable	4,667	4,216
Current portion of capital lease obligations	14,381	31,299
Total Current Liabilities	970,978	1,062,759
Long-Term Debt
Long-term notes payable, excluding current portion	3,754	7,349
Capital lease obligations, excluding current portion	261	10,570
Convertible notes payable, net of unamortized discount of $1,735,436	208,131	2,038
and $297,962 for 2006 and 2005, respectively
Derivative liabilities	3,918,296	895,095
Total Long-Term Liabilities	4,130,442	915,052
Total Liabilities	5,101,420	1,977,811

Stockholders' Deficit
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
issued and outstanding 2006 7,045,463 shares; 2005 2,293,463 shares	7,046	2,294
Paid-in Capital	2,499,132	2,159,710
Deferred consulting	-	(424,221)
Accumulated deficit	(6,410,692)	(2,727,516)
Total Stockholders' Deficit	(3,904,514)	(989,733)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,196,906	$ 988,078

See Notes to Consolidated Financial Statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

For years ended December 31,	2006	2005
		(Restated)
Sales:
Sales - products	$ 1,131,948	$ 876,910
Sales - services	1,197,559	2,409,613
Total sales	2,329,507	3,286,523

Cost of sales
Cost of products	582,636	809,497
Cost of services	1,700,661	1,975,334
Total costs of sales	2,283,297	2,784,831

Gross profit	46,210	501,692

Operating Expenses:
Selling, general and administrative Expenses	1,674,628	1,504,715
Impairment of Goodwill	166,621	-
Loss on disposal of assets	6,368	113,995
Total Operating Expenses	1,847,617	1,618,710

Operating loss	(1,801,407)	(1,117,018)

Other income(expenses)
Interest and other income	28,084	41,620
Change in derivative liabilities	1,936,311	4,080
Loss on debt settlement	-	(425,000)
Interest expense	(237,628)	(156,352)
Financing costs	(3,606,136)	(602,741)
Total other income(expenses)	(1,879,369)	(1,138,393)

Net loss before state franchise tax	(3,680,776)	(2,255,411)

State franchise tax	2,400	2,400

Net loss	$ (3,683,176)	$ (2,257,811)

Net loss per share-Basic and Diluted	$ (0.72)	$ (1.16)

Weighted Average Number of Shares	5,110,004	1,948,682

See Notes to Consolidated Financial Statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHDOLERS’ EQUITY (DEFICIT)

For years ended December 31, 2006 and 2005 (Restated)

	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Consulting	Deficit	Total
Balance at December 31, 2004	118,346,350	$ 118,347	$ 7,035,857	$ (6,468,000)	$ (469,705)	$ 216,499

Reverse split 1 for 100 on
September 9, 2005	(117,162,887)	(117,163)	117,163			-

Balance at December 31, 2004,
retroactively restated	1,183,463	1,184	7,153,020	(6,468,000)	(469,705)	216,499

Issuance of common stock for:
Deferred consulting	450,000	450	494,550	(495,000)		-
Retirement of related party debt	500,000	500	549,500			550,000
Debt issuance cost	60,000	60	65,940			66,000
Reduction of accrued liability	100,000	100	109,900			110,000

Deferred consulting adjustment			(6,213,200)	6,213,200		-

Amortization of deferred consulting				325,579		325,579

Net loss					(2,257,811)	(2,257,811)

Balance at December 31, 2005,	2,293,463	2,294	2,159,710	(424,221)	(2,727,516)	(989,733)
as restated

Issuance of common stock for
reduction of accrued liability	652,000	652	149,348			150,000

Forgiven debt by related party			79,310			79,310

Conversion of notes payable	4,100,000	4,100	52,333			56,433

Reclassification of derivative liabilites and unamortized discount due to conversion
			58,431			58,431

Amortization of deferred consulting				424,221		424,221

Net loss					(3,683,176)	(3,683,176)

Balance at December 31, 2006	7,045,463	$ 7,046	$ 2,499,132	$ -	$ (6,410,692)	$ (3,904,514)

See Notes to Consolidated Financial Statements

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For years ended December 31,	2006	2005
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (3,683,176)	$ (2,257,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,331	53,912
Impairment of goodwill	166,621	-
Noncash interest expense and financing costs	3,606,136	602,741
Change in derivative liabilities	(1,936,311)	(4,080)
Non-cash adjustments	-	26,573
Loss on disposal of assets	6,368	113,995
Issuance of common stock for expenses	-	126,000
Loss on debt settlement	-	425,000
Compensation recognized on vested shares	424,221	325,579
(Increase) Decrease in:
Accounts receivable	45,054	690,646
Inventory	(288,475)	(9,317)
Prepaid and other assets	(85,830)	(18,621)
Increase (Decrease) in:
Accounts payable and accrued liabilities	293,313	290,957
Unearned revenue	(113,757)	(612,052)
Net cash flows used in operating activities	(1,524,505)	(246,478)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,065)	(11,694)
Proceeds from disposal of property and equipment	200	-
Net cash flows used in investing activities	(13,865)	(11,694)
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment on long-term notes payable and capital lease obligations	(30,371)	(51,348)
Net proceeds from (repayments to) related parties	(25,560)	175,086
Net proceeds from convertible debt	1,678,500	225,000
Net cash flows provided by financing activities	1,622,569	348,738

NET INCREASE IN CASH	84,199	90,566
CASH AT BEGINNING OF YEAR	96,586	6,020
CASH AT END OF YEAR	$ 180,785	$ 96,586
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$ 2,400	$ 2,400
Interest Paid	$ 5,584	$ 21,917
Noncash Investing and Financing Activities:
Assumption of accounts payable by related party	$ 17,098	$ -
Issuance of common stocks for:
Reduction of accrued liabilities	$ 150,000	$ 50,000
Conversion of notes payable	56,433	-
Deferred consulting service	-	495,000
Retirement of related party debt	-	125,000
	$ 206,433	$ 670,000
Issuance of warrants in connection with convertible debt	$ 1,678,507	$ 299,975
Recorded a beneficial conversion feature	$ 3,393,635	$ 599,200
Transfer unamortized discount and derivative liabilities to paid in
capital due to conversion	$ 58,431	$ -
Equipment purchased under capital lease obligations	$ -	$ 4,700

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern: The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred operating losses totaling $3,683,176 and $2,257,811 for the years ended December 31, 2006 and 2005, respectively. In addition, the Company has an accumulated deficit of $6,410,692 and its total liabilities exceed its total assets by $3,904,514 as of December 31, 2006. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Management's plans include raising additional working capital through debt or equity financing and increasing marketing efforts to increase revenues. On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes due in 2009, and issued stock warrants purchasing up to $2.5 million shares of the Company’s common stock pursuant to a Security Purchase Agreement dated November 30, 2005 (See Note 9 – Convertible Notes Payable and Derivative Liabilities). The ability of the Company to continue as a going concern is dependent its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Vehicle sales are recorded when the title and risks and rewards of ownership have passed, provided that collectibility is reasonably assured.

Allowance for Bad Debts: The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. As of December 31, 2006 and 2005, the Company considered its accounts receivable to be fully collectible; accordingly, no allowance for bad debts was recorded for each of the year. Bad debt expense for the years ended December 31, 2006 and 2005 was $51,140 and $17,752, respectively.

Cash Equivalents: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments: The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and borrowings. The Company believes the financial instruments’ recorded values approximate current values because of their nature and respective durations. The convertible notes payable issued on November 2005 and January 2006 were evaluated and determined not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with these convertible notes payable were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in the Consolidated Statements of Operations. The fair value of embedded conversion options and stock warrants are based on a Black-Scholes fair value calculation. The fair value of convertible notes payable is based on discounted cash flows of principal and interest payments.

Inventories: Raw materials and vehicles inventories are stated at the lower of cost or market, using the first-in, first-out method. Work in process inventory includes all direct materials, labor and overhead costs.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 3 to 7 years for office equipment, and 7 years for furniture and fixtures, and 10 years for machinery and tools. Depreciation expense was $41,331 and $53,912 for 2006 and 2005, respectively.

Goodwill: The Company accounts for goodwill in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company recorded goodwill in connection with the Company’s acquisition described in Note 13 amounting to $333,242. The Company’s annual impairment review of goodwill has identified that the goodwill impairment charge of $166,621 are necessary for the year ended December 31, 2006 as discussed in Note 5.

Convertible Notes Payable and Derivative Liabilities: The Company accounts for convertible notes payable and warrants in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. Emerging Issue Task Force (EITF) 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" and EITF 05-2, "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19" were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity. The convertible notes payable issued on November 2005 and January 2006 were evaluated and determined not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with these convertible notes payable were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and reporting date. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the three-year life of the debts using the effective interest method. The reporting date valuation was used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income Per Share: Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and the dilutive potential common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effective is anti-dilutive. Dilutive potential common shares primarily consist of stock warrants, unvested common stocks, and shares issuable under convertible debt.

Advertising Costs: All advertising costs are expensed as incurred. Advertising expenses were $12,890 and $17,490 for 2006 and 2005, respectively.

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statement.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effective adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is effective for accounting changes and corrections of errors made in fiscal years beginning after December 14, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe this pronouncement will have a material impact in its consolidated financial position, results of operations or cash flows.

The FASB has also issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company’s operations and financial position for each of the pronouncements above have not been disclosed

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying 2005 consolidated financial statements have been restated to correct the accounting for convertible debt under the SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." and the accounting for restricted stock based compensation under EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

The following table sets forth a reconciliation of previously reported and restated net loss and net loss per share for the year ended December 31, 2005:

	Amount	Per share
Net loss as previously reported	$ (872,918)	$ (0.40)
Weighted average number of shares adjustment	-	(0.05)
Financing costs and derivative liabilities adjustments:
Additional financing costs results of beneficial conversion feature	(601,213)	(0.31)
Change in fair value of derivative liabilities	4,080	-
Total financing costs and dervative liabilities adjustments	(597,133)	(0.31)
Restricted stock award payments adjustment	(787,760)	(0.40)
Total adjustments	(1,384,893)	(0.71)
Net loss as restated	$ (2,257,811)	$ (1.16)

These restatement adjustments and revisions are further described below:

Financing Costs And Derivative Liabilities Adjustments

The December 31, 2005 consolidated financial statements have been restated to record a beneficial conversion feature related to convertible notes payable issued by the Company on November 30, 2005. The result is to record a discount on debt to $300,000 which will be amortized over the three-year life of the notes using interest method and to increase the excess discounts to financing costs by $299,200. Also, in accordance with EITF 00-19, the conversion feature of each convertible debenture should have been included as a long-term liability, originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted. If the debt is converted prior to maturity, the carrying value will be transferred to equity. The conversion feature should be

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revalued each period until the convertible debt is converted, with the change in fair value from the date of issuance to the end of the period recorded as other income or expense for each period.

The Company has also recorded an amount of $299,975 related to the fair value of warrants issued with the debt, which was recorded as a liability due to a registration rights agreement. The result is to increase aggregate financing costs by $601,213 for the year ended December 31, 2005. Also, the fair values of the conversion features and warrants have been corrected to reflect a fair value of $895,095 at December 31, 2005, and an income of change in fair values of $4,080 has been recorded during the year ended December 31, 2005.

Restricted Stock Award Payments Adjustments

In addition, the original accounting treatment for restricted stock award payments was based upon a subjective determination of the most appropriate value of the Company’s common shares. Specifically, the Company elected to use $0.25 per share for such calculations, representing about a 75% discount of the quoted market price of $1.10 on the date of grant. Upon subsequent re-examination of the circumstances, it was determined that the use of the quoted market price was required by the EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Consequently, the calculations were revised and additional stock based payment was recorded. The weighted average number of common shares used to calculate the net loss per share was also revised to exclude all unvested shares.

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The restatement also included a reclassification of loss on disposal of equipment from other expense to operating expenses to comply with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The correction for this reclassification increased operating expenses by $113,995 and decreased other expenses by the same amount. This correction did not affect net loss or net loss per share for the year ended December 31, 2005.

The following is a summary of the effect of the restatement on the originally issued Consolidated Statement of Operations, Consolidated Balance Sheet and Consolidated Statement of Cash Flows as of and for the year ended December 31, 2005.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF OPERATIONS

	Previously
	Reported	Restated
Sales:
Sales - products	$ 876,910	$ 876,910
Sales - services	2,409,613	2,409,613
Total sales	3,286,523	3,286,523

Cost of sales:
Cost of products	809,497	809,497
Cost of services	1,975,334	1,975,334
Total costs of sales	2,784,831	2,784,831

Gross profit	501,692	501,692

Operating Expenses:
Selling, general and administrative Expenses	1,192,955	1,504,715
Loss on disposal of assets	-	113,995
Total Operating Expenses	1,192,955	1,618,710

Operating loss	(691,263)	(1,117,018)

Other income(expenses)
Interest and other income	41,620	41,620
Change in derivative liabilities	-	4,080
Loss on debt settlement	-	(425,000)
Loss on disposal of assets	(113,995)	-
Interest expense	(106,880)	(156,352)
Financing costs	-	(602,741)
Total other income(expenses)	(179,255)	(1,138,393)

Net loss before state franchise tax	(870,518)	(2,255,411)

State franchise tax	2,400	2,400

Net loss	$ (872,918)	$ (2,257,811)

Net loss per share-Basic and Diluted	$ (0.40)	$ (1.16)

Weighted Average Number of Shares	2,200,964	1,948,682

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
	Previously
	Reported	Restated
ASSETS
Current Assets
Cash	$ 96,586	$ 96,586
Accounts receivable, net	92,405	92,405
Prepaid expenses and other current assets	26,912	26,912
Inventory	165,854	165,854
Total Current Assets	381,757	381,757

Property and equipment, net	197,911	197,911

Goodwill	333,242	333,242
Debt issuance cost, net	53,472	53,472
Other assets	21,696	21,696

TOTAL ASSETS	$ 988,078	$ 988,078
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 249,740	$ 249,740
Accrued liabilities	363,226	363,226
Unearned revenue	149,367	149,367
Short-term notes payable to related parties	264,911	264,911
Current portion of long-term notes payable	4,216	4,216
Current portion of capital lease obligations	31,299	31,299
Total Current Liabilities	1,062,759	1,062,759
Long-Term Debt
Long-term notes payable, excluding current portion	7,349	7,349
Capital lease obligations, excluding current portion	10,570	10,570
Convertible notes payable, net of unamortized discount of $297,962	300,000	2,038
Derivative liabilities	-	895,095
Total Long-Term Liabilities	317,919	915,052
Total Liabilities	1,380,678	1,977,811

Stockholders' Deficit
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
issued and outstanding 2,293,463 shares	2,294	2,294
Paid-in Capital	1,241,210	2,159,710
Deferred consulting	(293,481)	(424,221)
Accumulated deficit	(1,342,623)	(2,727,516)
Total Stockholders' Deficit	(392,600)	(989,733)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 988,078	$ 988,078

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF CASH FLOWS
	Previously
	Reported	Restated
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (872,918)	$ (2,257,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,912	53,912
Noncash interest expense and financing costs	1,528	602,741
Change in derivative liabilities	-	(4,080)
Non-cash adjustments	26,573	26,573
Loss on disposal of assets	113,995	113,995
Issuance of common stock for expenses	15,000	126,000
Loss on debt settlement	-	425,000
Compensation recognized on vested shares	73,819	325,579
(Increase) Decrease in:
Accounts receivable	690,646	690,646
Inventory	(9,317)	(9,317)
Prepaid and other assets	(18,621)	(18,621)
Increase (Decrease) in:
Accounts payable and accrued liabilities	290,957	290,957
Unearned revenue	(612,052)	(612,052)
Net cash flows used in operating activities	(246,478)	(246,478)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,694)	(11,694)
Net cash flows used in investing activities	(11,694)	(11,694)
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment on long-term notes payable and capital lease obligations	(51,348)	(51,348)
Net proceeds from (repayments to) related parties	175,086	175,086
Net proceeds from convertible debt	225,000	225,000
Net cash flows provided by financing activities	348,738	348,738

NET INCREASE IN CASH	90,566	90,566
CASH AT BEGINNING OF YEAR	6,020	6,020
CASH AT END YEAR	$ 96,586	$ 96,586

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$ 2,400	$ 2,400
Interest Paid	$ 21,917	$ 21,917
Noncash Investing and Financing Activities:
Issuance of common stocks for:
Reduction of accrued liabilities	$ 50,000	$ 50,000
Deferred consulting service	112,500	495,000
Retirement of related party debt	125,000	125,000
	$ 287,500	$ 670,000
Issuance of warrants in connection with convertible debt	$ -	$ 299,975
Recorded a beneficial conversion feature	$ -	$ 599,200
Equipment purchased under capital lease obligations	$ 4,700	$ 4,700

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

At December 31,	2006	2005
Accounts Receivable, net
Billed -
Completed jobs	$ 21,750	$ 58,925
Unbilled -
Completed jobs	25,601	32,389
Jobs in progress	-	1,091
Subtotal	25,601	33,480
Accounts receivable, net	$ 47,351	$ 92,405
Inventory
Painted materials	$ 81,477	$ 85,513
Mechanical materials	26,903	23,634
Body shop materials	10,390	10,359
Vehicles	181,577	46,348
Work-in Process	153,982	-
Total inventory	$ 454,329	$ 165,854
Property and Equipment, net
Automobiles	$ 19,026	$ 19,026
Furniture and fixtures	7,114	1,839
Machinery and equipment	226,590	228,188
Office equipment	700	700
	253,430	249,753
Less: accumulated depreciation	(89,353)	(51,842)
Property and Equipment, net	$ 164,077	$ 197,911
Accrued Liabilities
Accrued payroll and related taxes	$ 177,231	$ 69,178
Credit cards payable	10,697	22,685
Accrued vacation	10,778	20,529
Accrued interest	177,736	58,551
Accurd services	-	150,000
Others	55,989	42,283
Total accrued liabilities	$ 432,431	$ 363,226

NOTE 5 – IMPAIRMENT OF GOODWILL

The Company recorded $333,242 of goodwill in connection with its acquisition of Moonlight Industries, Inc. (see Note 13). The amount that the Company recorded in connection with this acquisition was determined by comparing the aggregate amounts of the respective purchase price plus related transaction costs to the fair values of the net tangible and identifiable intangible assets acquired for the business acquired.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performed its annual impairment test of goodwill at its designated valuation date of December 31, 2006 in accordance with SFAS 142. As a result of these tests, the Company determined that the amount of goodwill recorded was not recoverable. Accordingly the Company recorded a goodwill impairment charge of $166,621 for the year ended December 31, 2006.

NOTE 6 – SHORT-TERM NOTES PAYABLE TO RELATED PARTIES

At December 31, short-term notes payable to related parties consisted of the following:

		2006	2005
1.)	Revolving line of credit up to $50,000, payable
	to a related party [a]	$ 107,998	$ 111,302

2.)	Payable to a related party, interest accrued at
	10%, due on July 2, 2005 [b]	32,388	32,388

3.)	Demand note payable to a related party, non-
	interest bearing	49,000	49,000

4.)	Demand note payable to a related party, non-
	interest bearing	3,617	3,373

5.)	Inventory line of credit to a related party [c]	65,000	68,848

6.) Payable to a related party, interest accrued at 8%,
	due on November 8, 2007[d]	17,098	-

	Total	$ 275,101	$ 264,911

a.

On July 26, 2004, the Company entered into a revolving line of credit agreement with the Company’s CEO. Under this agreement the Company can borrow working capital advances up to a total of $50,000, payable on or before July 26, 2005, extended to December 31, 2006, with interest payable monthly commencing on December 15, 2004 at 10% per annum. Borrowings under this agreement are unsecured. The Company is currently negotiating the note payments.

b.

The note is convertible into the Company’s common stock at 70% of the average of the three lowest closing bid prices within the first seven trading days after the effective day of the note. The due date of the note is extended to December 31, 2006. The Company is currently negotiating the note payments.

c.

On December 21, 2004, TrixMotive entered into an agreement with Infinity Capital Partners, LLC (“IPC”), a related party, for inventory financing in the amount of $250,000 to finance the Company’s vehicle inventory chassis. Interest is payable at 9% for every inventory chassis financed below $48,000 and at 7% for every inventory chassis financed above $48,000. Principal and interest is due, no longer than ten weeks, upon the delivery and or final payment made to the Company for the finished goods. The line of credit is secured by

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the inventory chassis vehicle title and remains in force until January 31, 2006. On December 28, 2006, TrixMotive and IPC entered in to a settlement agreement providing that IPC shall forgive the original note balance and related accrued interest of $144,310 in exchange of a new promissory note of $65,000. As a result, an aggregate amount of $79,310 was forgiven. The new note is payable in minimum quarterly installments of $3,000. The remaining unpaid amount will be due at June 30, 2008.The new note bears a zero interest. The Company recorded the transaction as equity transaction because IPC is a related party based on the guidance outlined in paragraph 20 of APB Opinion 26, “Early Extinguishment of Debt.”

The Company had issued 6,000,000 shares of the Company’s common stock for the consideration for this line of credit (see Note 10).

d.

On July 18, 2006, the Company’s CEO assumed a liability of $17,098 payable to a former attorney. The Company issued a note payable of this amount on November 8, 2006. The note bears interest at 8% per annum payable quarterly in cash. The note is due on November 8, 2007.

As of December 31, 2006 and 2005, total accrued interest due to these related parties was $27,023 and $56,512, respectively.

NOTE 7 – LONG-TERM NOTES PAYABLE

At December 31, long-term notes payable consisted of the following:

		2006	2005
1.)	Note Payable to Dell - Monthly installments of
	$90, including interest at 9.99% per annum, due
	March 2006. Secured by office equipment.	$ 980	$ 794

2.)	Note Payable to Bank of America - Monthly
	installments of $337, including interest at 5.99%
	per annum, due January 2009. Secured by a vehicle	7,441	10,771

		8,421	11,565
	Less: current maturities	(4,667)	(4,216)

	Long-term notes payable	$ 3,754	$ 7,349

The future principal payments on the notes payable as of December 31, 2006 are summarized as follows:

Year ending December 31,
2007	$ 4,667
2008	3,754
$ 11,565

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CAPITAL LEASE OBLIGATIONS

Certain long-term lease transactions relating to the financing of equipment and machinery are accounted for as capital leases. Capital lease obligations reflect the present value of future rental payments, les an interest amount implicit in the lease.

A corresponding amount is capitalized as property and equipment, and amortized over the individual asset’s estimated useful life. Amortization of assets under capital lease obligations is included in depreciation expense.

The leases bear interest rate ranging from 8.87% to 9.70% and require monthly lease payments aggregate of $2,997.

The following table presents the future minimum lease payments under the capital leases together with the present value of the minimum lease payments as of December 31, 2006:

Year Ending December 31,
2007	$ 17,063
2008	286
Total minimum lease payments	17,349
Lease amount representing interest	2,707
Present value of minimum lease payments	14,642
Less: current portion	14,381
Non-current portion	$ 261

The following is an analysis of leased assets included in property and equipment at December 31, 2006 and 2005:

At December 31,	2006	2005
Machinery and equipment	$ 91,841	$ 91,841
Less: accumulated depreciation	(21,330)	(11,675)
Net leased assets	$ 70,511	$ 80,166

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes due in 2009, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock. Proceeds from the notes amounted to $1,903,500 after issuance costs, of which the first traunch of $300,000 (less issuance costs of $55,000 and $20,000 for prepaid officers’ life insurance) was received on November 30, 2005, the second traunch of $500,000 (less issuance costs of $6,000) was received on January 5, 2006, and the third and final traunch of $1,200,000 (less issuance costs of $15,500) was received on January 30, 2006. During 2006, the Company has converted $56,433 principal amount into

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4,100,000 shares of the Company’s common stock at the request of the note holders. No conversion took place in 2005.

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

The Company recorded the fair value of the conversion feature, aggregate of $599,200 and $3,393,635 as a discount to the convertible debt in the accompanying balance sheets as of December 31, 2006 and 2005, respectively, up to the proceeds received from each traunch, with any excess or $299,200 and $1,693,635 charged to expense for the years then ended. Amortization expense related to the conversion feature discount for the years ended December 31, 2006 and 2005 was $208,327 and $2,038, respectively. Remaining unamortized discount as of those dates was $1,735,436 and $297,962, respectively.

The Company also granted warrants to purchase 2,500,000 shares of common stock in connection with the financing. The warrants are exercisable at $1.50 per share for a period of five years, and were fully vested. The warrants have been valued at $1,978,482 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	11/30/05 Traunch	1/4/06 Traunch	1/30/06 Traunch
Approximate risk free rate	4.42%	4.28%	4.46%
Average expected life	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Volatility	356.33%	348.92%	342.77%
Number of warrants granted	375,000	625,000	1,500,000
Estimated fair value of total warrants granted	$299,975	$493,692	$1,184,815

In accordance with the EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of December 31, 2006 and 2005, the fair values of the conversion feature and the stock warrants aggregated to $3,918,296 and $895,095, respectively. The Company recorded a gain of $1,936,311 and $4,080 for the years then ended related to the change in fair value from the dates of issuance of the convertible debt (or December 31, 2005 for the traunch received on November 30, 2005) to December 31, 2006. This amount is recorded as “Change in Derivative Liabilities” a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 15, 2005, the Board has approved the issuance of 100,000 unregistered shares of common stock to the Chief Financial Officer, and the Company entered into Shares for Debt Agreement with him. The consideration received by the Registrant consisted of $50,000 in services rendered by the CFO during the period from May 11, 2004 through December 31, 2004, and a full release from any other claims for compensation relating to such period. The shares were valued at $1.10 which was the closing market price on the date of grant. Therefore, additional compensation of $60,000 was recognized in 2005. The services had been accrued in 2004.

Restricted Stock Agreements

On February 15, 2005, the Board of Directors approved the issuance of 50,000 unregistered shares of the Company’s common stock to each of the three directors and the issuance of 150,000 unregistered shares to each of the two consultants, and entered into a Restricted Stock Agreement with each of these directors and consultants. Each Restricted Stock Agreement provides for certain vesting conditions, a lock-up agreement, a first refusal right of the Company with respect to certain proposed transfers, a drag-along right of the Company in connection with certain corporate transactions, and a 5-year market stand-off agreement prohibiting transfers for up to 180 days following the effective date of any registration statement of the Company. If the director or the consultant does not meet the vesting conditions pursuant to the Agreement by December 31, 2005 (amended to December 31, 2006), then a pro rata portion of the restricted shares shall be vested based on the formula provided by the Agreement. All restricted shares that do not vest as of December 31, 2006 shall be automatically rescinded and cancelled. Each director or consultant may vote the stock received to the extent any unvested shares are rescinded and cancelled. The consideration received by the Company consisted of services rendered to the Company and the continuing dedication of these directors and consultants to the Company’s business. The shares were valued at $1.10 per share (the closing market price on date of grant), or $495,000 of total. Compensation expense is recognized over the vesting period based on the formula provided by the Agreements.

As of December 31, 2006, all shares under the Agreements were vested and the Company recognized $169,421 and $325,579 in compensation for years ended December 31, 2006 and 2005, respectively.

Retirement of a Related Party Debt

In 2005, the Board has also approved the issuance of 600,000 unregistered shares of the Company’s common stock to an officer to retire her debt in the amount of $125,000. As of September 30, 2005, the excess of 100,000 shares over the carrying value of the debt were cancelled. The shares were valued at $1.10, which was the closing market price on the date of issuance. Therefore, a loss on debt settlement of $425,000 was recorded.

Collateral of Line of Credit

In 2005, the Board of Directors has also approved to issue 60,000 unregistered shares of the Company’s common stock for the consideration for the inventory line of credit as disclosed in Note 6. The shares will be held in an escrow and be released upon either approval from the

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company or a default on the terms from the Company. The Company has an option to buy back the shares at $6.00 per share within one year. The shares were released in first quarter and the Company had recognized an interest expense of $66,000. The shares were valued at $1.10 which was the closing market price on the date of issuance.

Reverse Stock Split

On September 9, 2005, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Nevada Secretary of State, pursuant to which the Company effectuated a reverse stock split in an exchange ratio of one newly issued share for each hundred shares of its common stock outstanding, thereby decreasing the number of issued and outstanding shares to 2,293,464. The Board of Directors also amended its articles of incorporation to maintain the par value of the stock at $0.001. The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

NOTE 11 – INCOME TAX

Provision of income tax consists of a minimum state franchise tax of $2,400 for each of the year ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, the Company has net operating loss carryforwards, approximately of $3.1 million and $3 million to reduce future federal and state taxable income, respectively. To the extent not utilized, the carryforwards will begin to expire through 2026 for federal tax purposes and through 2016 for state tax purposes. The Company’s ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

The deferred tax assets as of December 31, 2006 and 2005 consist of the following:

	2006	2005
Tax Benefit on net operating loss carryforward	$1,307,897	$ 606,697
Temporary difference in other accruals	71,082	102,630
Temporary difference in depreciation and amortization	57,865	(3,342)
Others	743,476	127,722
Less: valulation allowance	(2,180,320)	(833,707)
Net deferred tax assets	$ -	$ -

NOTE 12 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	For years ended December 31,
	2006	2005
Numerator:
Net Loss	$ (3,683,176)	$ (2,257,811)
Denominator:
Weighted Average Number of Shares	5,110,004	1,948,682
Net loss per share-Basic and Diluted	$ (0.72)	$ (1.16)

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As the Company incurred net losses for the year ended December 31, 2006, potential dilutive securities from stock warrants and unvested common stocks totalling 68,460 equivalent shares have been excluded from diluted net loss per share computations as their effect was deemed anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share”, the Company also has excluded from the calculation of diluted net loss per share approximately 3,626 shares relating to its 10% related party convertible debt that are anti-dilutive. As of December 31, 2006, depending on the stock price on the conversion date, up to maximum of 209,427,866 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note 9 – Convertible Notes Payable and Derivative Liabilities.” Stock warrants to purchase approximately 2,513,875 shares were outstanding, but were not included in the computation of diluted net loss per share because the exercise price of the stock warrants were greater than the average share price of the common stocks, and, therefore, the effect would have been antidilutive.

As the Company incurred net losses for the years ended December 31, 2005, potential dilutive securities from stock warrants and unvested common stocks totalling 252,282 equivalent shares have been excluded from diluted net loss per share computations as their effect was deemed anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share”, the Company also has excluded from the calculation of diluted net loss per share approximately 3,395 shares relating to its 10% related party convertible debt that are anti-dilutive. As of December 31, 2005, depending on the stock price on the conversion date, up to maximum of 411,871 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. Stock warrants to purchase approximately 375,000 shares were outstanding, but were not included in the computation of diluted net loss per share because the exercise price of the stock warrants were greater than the average share price of the common stocks, and, therefore, the effect would have been antidilutive.

NOTE 13 – MERGER AND ACQUISITION

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 14 - CHANGE OF OFFICERS AND DIRECTORS

On January 6, 2006, the Board of Directors of the Company elected George R. Lefevre, the Chief Executive Officer to the MotivNation Board of Directors as well as the Chairman of the Board.

On February 15, 2005, the Board of Directors approved the removal of both officers from the Company and the election of George R. Lefevre to the position of Chief Executive Officer and President of the Company, Jay Isco to the position of Chief Financial Officer and Secretary of the Company, and Leslie A. McPhail to the position of Chief Operating Officer of the Company.

NOTE 15 – BUSINESS AND CREDIT CONCENTRATIONS

The Company has no major customer in both Customized Automotive and Customized Motorcycle segments for year ended December 31, 2006. One customer accounted for approximately $967,065 or 32.5% of the Customized Automotive segment revenues for the year ended December 31, 2005. A major customer accounted for approximately $52,440 or 17% of the Customized Motorcycle segment revenues for the year ended December 31, 2005.

The Company maintains its cash deposit accounts at commercial banks. At times, account balances may exceed federally insured limits. The Company has not experienced any losses on these accounts, and management believes the Company is not exposed to any significant risk on cash accounts.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its office facilities under various non-cancelable operating leases that expire through August 2009. The lease expense for the years ended December 31, 2006 and 2005 was $215,398 and $243,373, respectively.

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006, the minimum lease payments under these leases are:

Year ended December 31,	Amount
2007	$ 220,752
2008	206,079
2009	110,334
$ 426,831

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

On November 6, 2006, the Board of Directors approved to eliminate the forfeiture clause of the agreement. As a result, the Company recognized the compensation expense.

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount of any loss that may result. In addition, the Company has received an outside legal opinion from an attorney that states the outstanding liability is not the Company’s as the original lease was signed by the previous owners of Damon’s. However, the Company will continue to accrue the past due rent of $19,657 in the accompanying financial statements until this matter is resolved.

On December 7, 2005, a customer of TrixMotive filed a lawsuit in the Superior Court of Santa Clara County of California against TrixMotive claiming for breach of contract and warranty, intentional and negligence misrepresentation for a customized vehicle. The plaintiff seeks $98,827 in compensatory damages and other unspecified damages plus interest, attorneys’ fees and costs. The arbitrator after a hearing held on September 22, 2006 awarded that the plaintiff shall recover from the Company the price of the refrigerator and microwave which were ordered and paid for by the plaintiff but not installed in the vehicle, and that all other claims of plaintiff are denied as to the Company. The Plaintiff rejected the arbitration award on October 19, 2006. Subsequent to year end, there was a settlement court appearance by which the Company and the Plaintiff agreed to settle the claim in the amount of $2,000. Final settlement agreement is being processed. No liability was accrued as of December 31, 2006 as the settlement amount was considered insignificant.

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

NOTE 17 – GUARANTEES AND PRODUCT WARRANTIES

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheets as of December 31, 2006 and 2005.

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

The following table summarizes the activity related to the product warranty liability during 2006 and 2005:

For years ended December 31,	2006	2005
Beginning Balance	$ 12,350	$ 14,173
Provision of warranties	12,000	12,000
Utilization of warranty reserve	(15,356)	(13,823)
Ending Balance	$ 8,994	$ 12,350

NOTE 18 – RELATED PARTY TRANSACTIONS

As of December 31, 2006 and 2005, the Company’ chief executive officer, chief operating officer jointly with a beneficial owner, the former president and the former secretary own a controlling interest of 29% and 86.5% in the Company, respectively.

NOTE 19 – SEGMENT INFORMATION

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

MOTIVNATION, INC. (F/K/A ABERDEEN MINING COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company does not track its assets by operating segments. Consequently, it is not practical to show assets by operating segments.

Summarized financial information of the Company’s results by operating segment is as follows:

For years ended December 31,	2006	2005
Custom Motorcycle:
Net revenue to external customers	$ 47,424	$ 308,246
Cost of revenue	79,585	177,889
Margin	$ (32,161)	$ 130,357

Custom Automotive:
Net revenue to external customers	$ 2,282,083	$ 2,978,277
Cost of revenue	2,203,712	2,606,942
Margin	$ 78,371	$ 371,335

Total Net Revenue to External Customers	$ 2,329,507	$ 3,286,523
Total Cost of Revenue	2,283,297	2,784,831
Total Margin	46,210	501,692

Intersegment Revenues:
Custom Motorcycles	$ -	$ 2,150
Custom Automotive	-	-
Total Intersegment Revenues	$ -	$ 2,150

Intersegment transactions are recorded at cost. The margins reported reflect only the direct controllable expenses of each line of business and do no represent the actual margins for each operating segment because they do not contain corporate and general and administrative expenses, reduction of goodwill as well as stock-based compensation incurred in support of the lines of business.

Reconciliation of operating segment margin to net loss before income taxes

For years ended December 31,		2006	2005
Total margin for reportable segments	#	$ 46,210	$ 501,692
Corporate and general and administrative expenses		(1,674,628)	(1,504,715)
Impairment of goodwill		(166,621)	-
Loss on disposal of assets		(6,368)	(113,995)
Loss on debt settlement		-	(425,000)
Interest and Other Expense		(237,628)	(156,352)
Financing costs		(3,606,136)	(602,741)
Change in Derivative Liabilities		1,936,311	4,080
Interest and Other Income		28,084	41,620
Net loss before income taxes		$ (3,680,776)	$ (2,255,411)

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Annual Report, 12/31/06, our Chief Executive Officer George R. Lefevre, and Jay Isco, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Lefevre and Mr. Isco concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions and Offices held
Martyn Powell (1)	54	President, Director
Robert O’Brien (1)	71	Secretary, Treasurer, Director
Dale Lavigne (1)	76	Director
Dennis O’Brien (1)	45	Director
James Etter (1)	70	Director
John Ohle (2)	49	President, Interim Chief Financial Officer
Arthur Lefevre (3) (5)	69	Director
Mark Absher (3)	45	Director
Vincent Michael Keyes III (3)(5)	50	Director
Thomas Prewitt (4) (8)	51	President
Richard Perez (4) (8)	48	Secretary
Jay Isco (4) (7)	26	Chief Financial Officer, Secretary
Richard Holt (6)(10)	66	Director
David Psachie (7)	67	Director
George R. Lefevre (8)	39	Chief Executive Officer, President
Leslie McPhail (9)	34	Chief Operating Officer
(1)	In connection with Aberdeen Mining Company acquiring C&M Transportation, Inc. the officers and directors resigned on March 8, 2004.

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
(7)	On February 11, 2005, the Board of Directors elected Mr. Psachie to serve as a Director
(8)

On February 15, 2005, the Board of Directors approved the removal of Mr. Prewitt and Mr. Perez as the President and Secretary respectively. George R. Lefevre was appointed to the position of Chief Executive Officer and President. Mr. Isco was elected to the position of Chief Financial Officer and Secretary.

(9)	On February 15, 2005, the Board of Directors elected Ms. McPhail to the position of Chief Operating Officer.
(10)	On October 2, 2006, Richard Holt resigned as director of the company

Duties, Responsibilities and Experience

George R. Lefevre, Chief Executive Officer, and Director

As CEO of MotivNation, Mr. Lefevre is responsible for the oversight, and management of the company’s day to day business affairs.

Since 2004, Mr. Lefevre has served as a director, Chief Financial Officer and Secretary for EntreMetrix, Inc. Since 2000, George R. Lefevre has been the co-founder and Managing Partner of NeoTactix, a company focused on mergers, acquisitions and structural guidance for small public companies. From 1998 to 2000, Mr. Lefevre assisted in the formation and funding of PTM Molecular Biosystems. He was the Chief of Finance and key officer for strategic business ventures. Mr. Lefevre has invested in and managed portfolios of securities since 1991. He received a B.S. in Business Administration Finance from California State University, Long Beach.

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

Leslie McPhail graduated from Platt College's Graphic Design program in 1994. Mrs. McPhail has served as Assistant Creative Director for Sarbacker Advertising and Propper Design Group, based in Irvine, CA. In 1999 Mrs. McPhail has run her own graphic design company, Moonlight Productions, and in 2001 with her husband David McPhail started Moonlight Industries, a Limousine Manufacturer in Santa Fe Springs, CA. In 2004 TrixMotive, Inc., a wholly owned subsidiary of MotivNation, acquired Moonlight Industries, and Leslie McPhail has served as lead management for the production and work flow for TrixMotive, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2006, all officers and directors filed all forms 3, forms 4 and forms 5.

Audit Committee and Financial Expert

We do not have an Audit Committee, our board of directors during 2006, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors in 2006, performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

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

Summary Compensation Table

	Annual Compensation				Long Term Compensation

Name and Principal Position	Year	Salary (3)	Bonus	Other Annual Compensation	Restricted Stock (4)	Options	LTIP Payouts	All Other Compensation

George R. Lefevre - CEO & Director (1) (2) (3)	2006	$150,000
	2005	$112,500
	2004
Jay Isco- CFO & Secretary (1) (3)	2006	$75,000
	2005	$55,167
	2004	$50,000
Leslie McPhail- Chief Operating Officer (1) (3)	2006
	2005	$74,880
	2004	$15,600
Mark Absher – Director (1) (2) (5) (3)	2006	$12,000
	2005				$55,000
	2004
David Psachie- Director (1) (2) (5) (3)	2006	$12,000
	2005				$55,000
	2004
Richard Holt- Director (1) (2) (5) (3)	2006	$9,000
	2005				$55,000
	2004

(1)	There was no compensation for George R. Lefevre, Mark Absher, David Psachie, and Richard Holt for the year ending December 31, 2004
(2)	Amounts noted are actual cash amounts paid and accrued salaries combined in their respective year. The following are the portions of accrued salaries:
a.	George R. Lefevre
i.	2006- $62,500 in accrued salary
ii.	2005- $100,000 in accrued salary
b.	Jay Isco
i.	2006- $23,666.64 in accrued salary
ii.	2005- $50,000 in accrued salary

iii.	2004- $50,000 in accrued salary
c.	Leslie McPhail
i.	2005- $24,960 in accrued salary
d.	Mark Absher
i.	2006- $12,000 in accrued salary
e.	David Psachie
i.	2006- $12,000 in accrued salary
f.	Richard Holt
i.	2006- $9,000 in accrued salary
(3)	The dollar value of the restricted shares is calculated by multiplying the closing market price of our unrestricted stock on the date of issuance as required in instructions to Item 402(b)(2)(iv)(A).
(4)	Mark Absher, David Psachie, Richard Holt each received 50,000 (post split) shares at a price of $1.10 (post split), the close price of the stock on February 15, 2005.

Employment agreements

On July 31, 2006 the Company entered into a five year employment agreement with George R. Lefevre its CEO. Effective January 1, 2006, MotivNation agreed to a monthly salary of $12,500 per month with annual increases equaling 10% of the base salary. In addition he is eligible for a quarterly bonus of 20,000 based on the Company achieving a net profit for that quarter

On July 31, 2006 the Company entered into a five year employment agreement with Jay Isco its CFO. Effective January 1, 2006, MotivNation agreed to a monthly salary of $6,250 per month with annual increases equaling 10% of the base salary. In addition he is eligible for a quarterly bonus of 10,000 based on the Company achieving a net profit for that quarter

As of December 31, 2006, we have employment agreements with do not have any agreements in place for the amount of annual compensation that our officers, directors and employees will receive in the future.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of the close of business on December 31, 2006, based on information available to the Company:

Name of Officer, Director and Beneficial Owner	Number of Shares	Percent Beneficially Owned*
Thomas Prewitt- Former President (2)(3) 547 Apollo Unit C Brea, CA 92821	748,799	10.62%
Jay Isco- Chief Financial Officer, Secretary(3) 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	317,000	4.5%
Richard Perez Former Secretary (2)(3) 1741 E. Lambert Road La Habra, CA 90631	748,799	10.62%
George R. Lefevre- Chief Executive Officer (3) 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	683,000	9.69%
Scott Absher- Beneficial Owner (4) 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	248,000	3.52%
Leslie McPhail-Chief Operating Officer(1)(3) 14948 Shoemaker Avenue Santa Fe Springs, CA 90670	640,000	9.08%
David McPhail- Beneficial Owner(1) 14948 Shoemaker Avenue Santa Fe Springs, CA 90670	640,000	9.08%
Mark Absher- Director 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	50,000	0.71%
David Psachie- Director 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	50,000	0.71%
Richard Holt- Director (5) 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	50,000	0.71%
All Directors, Officers, & Beneficial Holders as a Group	2,786,799	39.55%

1.	Leslie McPhail owns jointly with David McPhail 740,000 (post-split) shares of the Company.

2.	Thomas Prewitt and Richard Perez own jointly 748,799 (post-split) shares of the Company.
3.

On February 15, 2005, the Board of Directors approved the removal of Mr. Prewitt and Mr. Perez as the President and Secretary respectively. George R. Lefevre was appointed to the position of Chief Executive Officer and President. Mr. Isco was elected to the position of Chief Financial Officer and Secretary, and Mrs. McPhail to the position of Chief Operating Officer.

4.	Scott Absher served as a consultant for the company and is the brother of Mark Absher a director of the company.
5.	On October 2, 2006, Richard Holt resigned as director of the company

*	Number of shares and percent of ownership based upon 7,045,463 shares outstanding on December 31, 2006

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 20, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which Neotactix agreed to provide certain business consulting services, in exchange for 196,000(post split) shares of the Company’s common stock. George R. Lefevre and Scott Absher are partners in Neotactix and in February 15, 2005 George R. Lefevre was elected to serve as CEO of MotivNation. In addition Scott Absher is the brother of Mark Absher who is a Director of MotivNation. On November 6, 2006, the Board of Directors approved to eliminate the forfeiture clause of the agreement. As a result, the Company recognized the compensation expense.

On December 21, 2004, TrixMotive, Inc. a wholly owned subsidiary of MotivNation entered into a $250,000 revolving line of credit inventory financing agreement with Infinity Capital Partners, LLC. On December 28, 2006, TrixMotive and IPC entered in to a settlement agreement providing that IPC shall forgive the original note balance and related accrued interest of $144,310 in exchange of a new promissory note of $65,000. As a result, an aggregate amount of $79,310 was forgiven. The new note is payable in minimum quarterly installments of $3,000. The remaining unpaid amount will be due at June 30, 2008.The new note bears a zero interest. The president of Infinity Capital Partners is Michael Isco, who is the father of Jay Isco the CFO of MotivNation.

MotivNation uses Entremetrix Corporation for employee leasing and other human resource activities. George R. Lefevre acts as the CFO of Entremetrix. MotivNation paid approximately $18,000 in fees to Entremetrix for services provided during the year ending December 31, 2006

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

_____

* Filed herewith

** Incorporated herein by reference from the Company’s Form 10-SB filed with the Commission on 10-24-2002

Reports on Form 8-K

1.	On October 6th 2006, the company filed an 8-K announcing the resignation of Richard Holt as Director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2006, for professional services rendered by Spector & Wong LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2006 and 2005 were approximately $54,000 and $53,000, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal year ended December 31, 2006, for assurance and related services by Spector & Wong LLP, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2006 were $8,731 and $0 for 2005.

(3) TAX FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005, for professional services rendered by Spector & Wong LLP, for tax compliance, tax advice, and tax planning, for those fiscal years were $2,500 and $2,250 respectively. Services provided included preparation of Federal Income Tax Returns Form 1120, tax planning, and research regarding 1031 exchange.

(4) ALL OTHER FEES

There were no other aggregate fees billed in each of the fiscal years ended December 31, 2006 and 2005, for products and services provided by Spector & Wong LLP, other than those services reported above, for those fiscal years.

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

Dated: April 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	Title	DATE

/s/ George Lefevre		April 17, 2007
George Lefevre	CEO

/s/ Jay Isco		April 17, 2007
Jay Isco	CFO, Secretary