Form 10QSB/A
period 2006-09-30
MotivNation, Inc.
filed 2007-04-24
CIK 1853

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

EXPLANATORY NOTE

MotivNation, Inc. ("MOVT" or the "Company") filed its Amended Quarterly Report on Form 10-QSB for period ending September 30, 2006 (the "Quarter Report") with the Securities and Exchange Commission (the "Commission") on February 13, 2007. On April 4th, 2007, the Commission issued comments to the Quarterly Report. This Quarterly Report on Form 10-QSB/A, Amendment No. 2 ("Amendment No. 2") amends the Quarterly Report to incorporate certain revisions that have been made to MOVT’s disclosures and the presentation of MOVT’s financial statements, in response to the Commission’s comments.

Accordingly, changes have been made to the following sections of the Quarterly Report:

•	Item 6. Management Discussion & Analysis Plan of Operations
•	Item 7. Financial Statement

Although this Form 10-QSB/A No, 2contains all of the items required to be included in a Quarterly Report on Form 10-QSB, no other information in the original filing is amended hereby. In addition, in accordance with applicable SEC rules, this amended Quarterly Report on Form 10-QSB/A includes currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. This Form 10-QSB/A should be read in conjunction with the Company's filings made with the SEC subsequent to the Original Filing.

For the convenience of the reader, this amended Quarterly Report on Form 10-QSB/A No. 2 sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement described above and no other information in the Original Filing is amended hereby, as a result of the restatement:

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	16
Controls and Procedures	27
Part II	27
Legal Proceedings	27
Changes in Securities	28
Defaults Upon Securities	29
Submission to a Vote	29
Other Information	29
Exhibits and Reports	29
Signatures	30

Exhibits

Index to Exhibits	31
Exhibits	32

Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC.

CONSOLIATED BALANCE SHEET (Unaudited)

September 30, 2006

ASSETS
Current Assets	(Restated)
Cash	$ 251,554
Accounts receivable, net	47,442
Prepaid expenses and other current assets	43,864
Inventory	550,790
Total Current Assets	893,650

Property and equipment, net	172,233

Goodwill	333,242
Debt issuance cost, net	55,680
Other assets	110,146

TOTAL ASSETS	$ 1,564,951

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 181,678
Accrued liabilities	422,885
Unearned revenue	23,735
Short-term notes payable to related parties	253,205
Current portion of long-term notes payable	4,594
Current portion of capital lease obligations	18,036
Total Current Liabilities	904,133

Long-Term Debt
Long-term notes payable, excluding current portion	655
Capital lease obligations, excluding current portion	5,020
Convertible notes payable, net of unamortized discount of $1,808,104	136,421
Derivative liabilities	3,901,824
Total Long-Term Debt	4,043,920
Total Liabilities	4,948,053

Stockholders' Deficit
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
6,845,464 shares issued and outstanding	6,846
Paid-in Capital	2,418,028
Deferred compensation and expenses	(254,800)
Accumulated deficit	(5,553,176)
Total Stockholders' Deficit	(3,383,102)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,564,951

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For three months ended			For nine months ended
	September 30,			September 30,
	2006	2005		2006	2,005
NET SALES:	(Restated)			(Restated)
Products	$ 580,167	$ 146,705		$ 803,811	$ 873,220
Services	138,607	526,605		943,561	2,012,543
Total net sales	718,774	673,310	#	1,747,372	2,885,763
COST OF SALES:
Products	252,139	134,078		423,119	800,436
Services	491,490	423,231		1,319,242	1,548,279
Total costs of sales	743,629	557,309	#	1,742,361	2,348,715

GROSS PROFIT (DEFICIT)	(24,855)	116,001	#	5,011	537,048

OPERATING EXPENSES:
Selling, general and administrative expenses	422,844	234,166		1,100,613	810,223
Loss on disposal of assets	349	433		2,808	96,189
Total operating expenses	423,193	234,599	#	1,103,421	906,412

OPERATING LOSS	(448,048)	(118,598)		(1,098,410)	(369,364)

Other income (expenses):
Interest and other income	7,967	-		27,002	2
Change in derivative liabilities	4,778	-		1,954,691	-
Interest and other expense	(59,312)	(16,868)		(178,578)	(64,010)
Financing costs	(64,557)	-		(3,527,965)	-
Total other income (expenses)	(111,124)	(16,868)	#	(1,724,850)	(64,008)

NET LOSS BEFORE INCOME TAXES	(559,172)	(135,466)	#	(2,823,260)	(433,372)

Provision for income taxes	-	(25)		2,400	1,600
NET LOSS	$ (559,172)	$ (135,441)	#	$ (2,825,660)	$ (434,972)

Net Loss per share-Basic and Diluted	$ (0.09)	$ (0.06)		$ (0.63)	$ (0.20)

Weighted Average Number of Common Shares	6,237,834	2,293,464		4,464,851	2,170,130

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For nine months ended September 30,	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES	(Restated)
Net loss	$ (2,825,660)	$ (434,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,825	43,168
Compensation recognized on vested shares	169,421	106,505
Loss on disposal of assets	2,808	96,189
Change in derivative liabilities	(1,954,691)	-
Noncash interest expense and financing costs	3,527,965	-
(Increase) Decrease in:
Accounts receivable	44,963	700,338
Inventory	(384,936)	(37,472)
Prepaid and other assets	(105,402)	(39,606)
Increase (Decrease) in:
Accounts payable and accrued expenses	158,695	117,018
Unearned revenue	(125,632)	(679,284)
Net cash flows used in operating activities	(1,460,644)	(128,116)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds received from sale of property and equipment	200	-
Purchase of property and equipment	(9,155)	(11,694)
Net cash flows used in investing activities	(8,955)	(11,694)

CASH FLOW FROM FINANCING ACTIVITIES
Payments on long-term debt	(25,129)	(43,437)
Cash overdraft	-	17,253
Net proceeds from (repayments to) related parties	(28,804)	159,974
Net proceeds from convertible notes payable	1,678,500	-
Net cash flows provided by financing activities	1,624,567	133,790

NET INCREASE (DECREASE) IN CASH	154,968	(6,020)

CASH AT BEGINNING OF PERIOD	96,586	6,020
CASH AT END OF PERIOD	$ 251,554	$ -

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$ 3,544	$ 19,631
Income Taxes Paid	$ 2,400	$ -
Schedule of Noncash Investing and Financing Activities:
Note payable to related party incurred for assuming account payable	$ 17,098	$ -
Issuance of common shares for:
Reduction of accrued liabilities	$ 150,000	$ 50,000
Convertible notes payable	55,475	-
Retirement of related party debt	-	125,000
Deferred compensation	-	112,500
	$ 205,475	$ 287,500
Issuance of warrants in connection with convertible debt	$ 1,678,507	$ -
Recorded beneficial conversion features	$ 3,393,635	$ -
Transfer unamortized discount to paid in capital due to conversion	$ 53,327	$ -
Transfer derivative liabilities to paid in capital due to conversion	$ 110,722	$ -
Equipment purchased under capital lease obligations	$ -	$ 4,700

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Restatements: The March 31, 2006 and June 30, 2006 consolidated financial statements have been restated to record a beneficial conversion feature related to convertible notes payable issued by the Company in the amount of $3,393,635. The Company has also recorded an amount of $1,678,507 related to the fair value of warrants issued with the debt, which was recorded as a liability due to a registration rights agreement. The result is to record an aggregate discount on debt of $5,072,142 with any excess or $3,372,142 charged to operations. Also, the fair values of the warrants and conversion feature have been recorded at $4,019,594 at March 31, 2006 and an income for the three months ended March 31, 2006 of $1,899,113 has been recorded. The fair values of the warrants and conversion feature have been recorded at $3,929,547 at June 30, 2006, and an

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

income for the three and six months ended June 30, 2006 of $50,800 and $1,949,913 has been recorded, respectively. In addition, the original accounting treatment for restricted stock based compensation was based upon a subjective determination of the most appropriate value of the Company’s common shares. Specifically, the Company elected to use $0.25 per share for such calculations, representing about a 75% discount of the quoted market price of $1.10 on the date of grant. Upon subsequent re-examination of the circumstances, it was determined that the use of the quoted market price was required by the EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”. Consequently, the calculations were revised and additional stock based compensation expense was recorded. The weighted average number of common shares used to calculate the net loss per share was also revised to exclude all unvested shares. As a result of these corrections, net loss for the three months ended March 31, 2006 has increased by $1,541,891 to $1,905,276, and net loss per share increased to $0.70 from $0.13. Net loss for the three and six months ended June 30, 2006 has increased by $37,198 to $361,212 and by $1,579,089 to $2,266,488, respectively, and net loss per share increased to $0.08 from $0.07, and to $0.63 from $0.19, respectively. Net loss for the three and nine months ended September 30, 2006 has increased by $52,229 to $559,172, and by $130,740 to $2,825,660, respectively, and net loss per share increased to $0.09 from $0.08, and to $0.63 from $0.59, respectively.

Changes to the balance sheet at March 31, 2006, June 30, 2006, and September 30, 2006 resulting from these corrections are as follows:

	March 31, 2006		June 30, 2006		September 30, 2006
	As reported	Restated	As reported	Restated	As reported	Restated
Unamortized debt discount	$ -	$ 1,942,735	$ -	$ 1,876,945	$ 1,944,525	$ 1,944,525
Derivative liabilities	$ -	$ 4,019,594	$ -	$ 3,929,547	$ 3,901,824	$ 3,901,824
Paid-in Capital	$ 1,414,268	$ 2,357,451	$ 1,432,233	$ 2,395,842	$ 1,499,528	$ 2,418,028
Deferred compensation and expense	$ (282,228)	$ (375,486)	$ (270,161)	$ (322,390)	$ (254,800)	$ (254,800)
Accumulated deficit	$ (1,706,008)	$ (4,632,792)	$ (2,030,022)	$ (4,994,004)	$ (4,634,676)	$ (5,553,176)

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred operating losses totaling $2,825,660 and $434,972 for the nine months ended September 30, 2006 and 2005, respectively. In addition, the Company has an accumulated deficit of $5,553,176 and its total liabilities exceed its total assets by $3,383,102 as of September 30, 2006. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Stock Agreements

On February 15, 2005, the Board of Directors approved the issuance of 50,000 unregistered shares of the Company’s common stock to each of the three directors and the issuance of 150,000 unregistered shares to each of the two consultants, and entered into a Restricted Stock Agreement with each of these directors and consultants. Each Restricted Stock Agreement provides for certain vesting conditions, a lock-up agreement, a first refusal right of the Company with respect to certain proposed transfers, a drag-along right of the Company in connection with certain corporate transactions, and a 5-year market stand-off agreement prohibiting transfers for up to 180 days following the effective date of any registration statement of the Company. If the director or the consultant does not meet the vesting conditions pursuant to the Agreement by December 31, 2005 (amended to December 31, 2006), then a pro rata portion of the restricted shares shall be vested based on the formula provided by the Agreement. All restricted shares that do not vest as of December 31, 2006 shall be automatically rescinded and cancelled. Each director or consultant may vote the stock received to the extent any unvested shares are rescinded and cancelled. The consideration received by the Company consisted of services rendered to the Company and the continuing dedication of these directors and consultants to the Company’s business. The shares were valued at $1.10 per share (the closing market price on date of grant), or $495,000of total. Compensation expense is recognized over the vesting period based on the formula provided by the Agreements.

During the nine months ended September 30, 2006 and 2005, 154,019 shares and 259,720 shares were vested, respectively. The Company recognized $169,421 and $64,930, respectively, in compensation during those periods. As of September 30, 2006, all shares under the Agreements were vested.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months ended		For nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net loss	$ (559,172)	$ (135,441)	$ (2,825,660)	$ (434,972)
Denominator:
Weighted Average Number of Shares	6,237,834	2,293,464	4,461,851	2,170,130

Net loss per share-Basic and Diluted	$ (0.09)	$ (0.06)	$ (0.63)	$ (0.20)

As the Company incurred net losses for the three and nine months ended September 30, 2006, potential dilutive securities from stock warrants and unvested common stocks totaling 40,963 and 91,279 equivalent shares, respectively, have been excluded from diluted net loss per share computations as their effect was deemed anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share”, the Company also has excluded from the calculation of diluted net loss per share approximately 3,626 and 3,742 shares, respectively, relating to its 10% related party convertible debt that are anti-dilutive. As of September 30, 2006, depending on the stock price on the conversion date, up to maximum of 411,210,564 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convetible Notes. For additional information, see “Note 6 – Convertible Notes Payable and Derivative Liabilities.” Stock warrants to purchase approximately 2,513,875 shares were outstanding, but were not included in the computation of diluted net loss per share because the exercise price of the stock warrants were greater than the average share price of the common stocks, and, therefore, the effect would have been antidilutive.

As the Company incurred net losses for the three and nine months ended September 30, 2005, potential dilutive securities from stock warrants and unvested common stocks totaling 230,678 and 276,978 equivalent shares, respectively, have been excluded from diluted net loss per share computations as their effect was deemed anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share”, the Company also has excluded from the calculation of diluted net loss per share approximately 3,434 and 3,356 shares, respectively, relating to its 10% related party convertible debt that are anti-dilutive.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company does not track its assets by operating segments. Consequently, it is not practical to show assets by operating segments.

Summarized financial information of the Company’s results by operating segment is as follows:

	For Three Months ended		For Nine Months ended
	September 30,		September 30,
	2006	2005	2006	2005
Custom Motorcycle:
Net revenue to external customers	$ 13,985	$ 61,968	$ 33,131	$ 278,023
Cost of revenue	21,059	31,902	67,753	149,140
Margin	$ (7,074)	$ 30,066	$ (34,622)	$ 128,883

Custom Automotive:
Net revenue to external customers	$ 704,789	$ 611,342	$ 1,714,241	$ 2,607,740
Cost of revenue	722,570	525,407	1,674,608	2,199,575
Margin	$ (17,781)	$ 85,935	$ 39,633	$ 408,165

Total Net Revenue to External Customers	$ 718,774	$ 673,310	$ 1,747,372	$ 2,885,763
Total Cost of Revenue	743,629	557,309	1,742,361	2,348,715
Total Margin	$ (24,855)	$ 116,001	$ 5,011	$ 537,048

Intersegment Revenues:
Custom Motorcycles	$ -	$ -	$ -	$ 2,150
Custom Automotive	-	-	-	-
Total Intersegment Revenues	$ -	$ -	$ -	$ 2,150

Intersegment transactions are recorded at cost. The margins reported reflect only the direct controllable expenses of each line of business and do no represent the actual margins for each operating segment because they do not contain corporate and general and administrative expenses as well as stock-based compensation incurred in support of the lines of business.

Reconciliation of operating segment margin to net loss before income taxes
	For Three Months ended			For Nine Months ended
	September 30,			September 30,
	2006	2005		2006	2005
Total margin for reportable segments	$ (24,855)	$ 116,001	#	$ 5,011	$ 537,048
Corporate and general and administrative expenses	(422,844)	(234,166)	#	(1,100,613)	(810,223)
Loss on disposal of assets	(349)	(433)	#	(2,808)	(96,189)
Interest and Other Expense	(59,312)	(16,868)	#	(178,578)	(64,010)
Financing costs	(64,557)	-	#	(3,527,965)	-
Change in Derivative Liabilities	4,778	-	#	1,954,691	-
Interest and Other Income	7,967	-	#	27,002	2
Net Loss Before Income Taxes	$ (559,172)	$ (135,466)	#	$ (2,823,260)	$ (433,372)

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

Results of Operations

Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2005

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005 are as follows:

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005	Percentage Change Increase (Decrease)

Revenue	$718,774	673,310	6.8%
Cost of revenue	743,629	557,309	33.4%
Total Operating expenses	423,193	234,599	80.4%

Operating (loss)	$(448,193)	(118,598)	277.9%

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

Operating Expenses

Our selling, general and administrative expenses consist primarily of sales, marketing, production and other administrative personnel, cost of facilities and related spending, salaries, and related costs for executive. These major expenses increased by 80.4% for the third quarter of 2006 versus 2005, primarily from Salary and Wages increase of 280.8%. In addition increases in insurance, consulting and bad debt expense of approximately 43.8%, 457.5%, and 700.7% respectively. The increase was offset by decreases in accounting expense of 30.7% for the third quarter of 2006 compared to 2005. Also there was decrease in shipping/delivery and depreciation expense of 16% and 10.8% respectively for the same time period. Total expenses were $423,193 for the third quarter of 2006. A 80.4% increase compared to the third quarter of 2005. The major expenses incurred during the three months ended September 30, 2006 and 2005 were:

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$58,956	$52,397	12.5%
Salary & Wages	119,756	31,450	280.8%
Insurance	54,344	37,803	43.8%
Accounting Fees	11,450	16,533	(30.7)%
Consulting	56,310	10,100	457.5%
Advertising	10,545	9680	8.9%
Shipping and Delivery	4,031	4,799	(16)%
Depreciation	10,781	12,091	(10.8)%
Bad debt expense	39,180	4,893	700.7%

Total Major Expenses	365,353	179,745	103.3%

Total Expenses	423,193	234,599	80.4%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended September 30, 2006 and 2005 are as follows:

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	7,967	0	100%
Change in derivative liabilities	4,778	0	100%
Interest and other expenses	(59,312)	(16,868)	(251.6)%
Financing costs	(64,557)	0	100%
Total other income (expenses)	(111,124)	(16,868)	(558.8)%

Net (loss)	$(559,172)	(135,441)	312.9%

During the three months ended September 30, 2006, our total other expenses increased by 558.8% compared to the three months ended September 30, 2005. This was due to increases in financing costs and interest/other expenses of approximately 100% and 251.6% respectively. Financing costs are expenses associated with the Stock Purchase agreements signed in the 4th Quarter of 2005, and 1st Quarter of 2006. Interest/other expenses is a primarily a result from the interest due on the long term debt, as well as debt owed to related parties. This increase in other expenses was offset by increases in changes in derivative liabilities and interest/other income of $4,778 and $7,967 respectively. Interest/other income is primarily composed of interest income from institutions holding our cash reserve. Net loss increased 312.9% due to the 558.8% increase in operating loss. The primary reason for net loss was an increase in cost of revenues and total expenses

Results of Operations

Nine Months Ended September 30, 2006 compared to the Nine Months Ended September 30, 2005

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005 are as follows:

	9 Months Ended September 30, 2006	9 Months Ended September 30, 2005	Percentage Change Increase (Decrease)

Revenue	$1,747,372	2,885,763	(39.4)%
Cost of revenue	1,742,361	2,348,715	(25.8)%
Total Operating Expenses	1,103,421	906,412	21.7%

Operating (loss)	$(1,098,410)	(369,364)	197.4%

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

Operating Expenses

Our selling, general and administrative expenses consist primarily of sales, marketing, production and other administrative personnel, cost of facilities and related spending, salaries, and related costs for executive. Major expenses increased by 48.3% for the same period in 2006 versus 2005, primarily as a result of increases in salary and wages expense of approximately 224.0%. In addition there was an increase in bad debt expense of 130.9%. These increases were offset by decreases in rent expense of 15.3%. In addition there were decreases advertising, shipping/delivery, and depreciation expense of 25.3%, 13%, and 26.3% respectively for the same time period. There were also slight decreases during this period in insurance, consulting, and advertising expense of 1.2%, 199.9%, and 1.4% respectively. Total expenses were $1,103,421 for the nine month period ended September 30, 2006. A 21.7% increase compared to the same period of 2005. The major expenses incurred during the nine months ended September 30, 2006 and 2005 were:

	9 Months Ended September 30, 2006	9 Months Ended September 30, 2005	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$163,285	$192,688	(15.3)%
Salary & Wages	349,364	107,836	224.0%
Insurance	113,947	115,291	(1.2)%
Accounting Fees	37,207	38,283	(2.8)%
Consulting	129,798	43,287	199.9%
Advertising	23,854	31,924	(25.3)%
Shipping and Delivery	20,549	23,622	(13.0)%
Depreciation	31,825	43,169	(26.3)%
Bad debt expense	40,166	17,393	130.9%

Total Major Expenses	909,995	613,491	48.3%

Total Expenses	1,103,421	906,412	21.7%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the nine months ended September 30, 2006 and 2005 are as follows:

	9 Months Ended September 30, 2006	9 Months Ended September 30, 2005	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	27,002	2	13,500%
Change in derivative liabilities	1,954,691	0	100%
Interest and other expenses	(178,578)	(64,010)	179%
Financing costs	(3,527,965)	0	100%
Total other income (expenses)	(1,724,850)	(64,008)	2594.7%

Net (loss)	$(2,825,660)	(434,972)	549.6%

During the nine months ended September 30, 2006, our total other expenses increased by 2594.7% compared to the nine months ended September 30, 2005 as a result of increases in interest expense and financing costs of $114,568 and $3,527,965 respectively. This increase in expense was offset by increases in change in derivative liabilities of $1,954,691, and interest/other income of $27,000. Net loss increased 549.6% primarily due to the large increase in financing costs of $3,527,965.

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

Dated: April 24, 2007	MotivNation, Inc.

By:/s/ George LeFevre
George Lefevre CEO