Form 10QSB
period 2007-03-31
MotivNation, Inc.
filed 2007-05-21
CIK 1853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(1)Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _____	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 21, 2007.

Common Stock, Par Value $0.001	7,240,158
Title of Class	Number of Shares Outstanding as of May 21, 2007

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	14
Controls and Procedures	24
Part II	25
Legal Proceedings	25
Changes in Securities	25
Defaults Upon Securities	25
Submission to a Vote	26
Other Information	26
Exhibits and Reports	26
Signatures	27

Exhibits

Index to Exhibits	28
Exhibits	29

Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC.

CONSOLIATED BALANCE SHEET (Unaudited)

March 31, 2007

ASSETS
Current Assets
Cash	$ 142,580
Accounts receivable	51,370
Prepaid expenses and other current assets	61,560
Inventory	286,999
Total Current Assets	542,509

Property and equipment, net	151,924

Goodwill	166,621
Debt issuance cost, net	42,930
Other assets	110,146

TOTAL ASSETS	$ 1,014,130
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 231,572
Accrued liabilities	545,709
Unearned revenue	47,272
Short-term notes payable to related parties	272,101
Current portion of long-term notes payable	4,723
Current portion of capital lease obligations	4,339
Total Current Liabilities	1,105,716

Long-term debt
Long-term notes payable, excluding current portion	2,175
Convertible notes payable, net of unamortized discount of $1,648,408	295,159
Derivative liabilities	3,912,493
Total Long-Term Debt	4,209,827
Total Liabilities	5,315,543

Stockholders' Deficit
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
7,045,464 shares issued and outstanding	7,046
Paid-in Capital	2,499,132
Accumulated deficit	(6,807,591)
Total Stockholders' Deficit	(4,301,413)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,014,130

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For Three Months ended March 31,	2007	2006
Sales:		(Restated)
Sales - products	$ 212,394	$ 588
Sales - services	435,918	491,315
Total sales	648,312	491,903

Cost of sales
Cost of products	205,846	4,182
Cost of services	427,482	501,110
Total costs of sales	633,328	505,292

Gross margins	14,984	(13,389)

Operating expenses
Selling, general and administrative Expenses	274,013	312,778
Loss on disposal of assets	3,690	2,459
Total operating expenses	277,703	315,237

Operating loss	(262,719)	(328,626)

Other income(expenses)
Interest and other income	476	133
Change in derivative liabilities	5,803	1,899,113
Interest and other expense	(44,656)	(64,030)
Financing costs	(93,403)	(3,409,466)
Total other income(expenses)	(131,780)	(1,574,250)

Net loss before state franchise tax	(394,499)	(1,902,876)

State franchise tax	2,400	2,400

Net loss	$ (396,899)	$ (1,905,276)

Net loss per share-Basic and Diluted	$ (0.06)	$ (0.70)

Weighted Average Number of Shares	7,045,464	2,704,880

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For Three Months ended March 31,	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES		(Restated)
Net loss	$ (396,899)	$ (1,905,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,448	10,523
Loss on disposal of assets	3,690	2,459
Compensation recognized on vested shares	-	48,735
Noncash interest expense and financing costs	93,403	3,409,466
Change in derivative liabilities	(5,803)	(1,899,113)
(Increase) Decrease in:
Accounts receivable	(4,019)	(19,390)
Inventory	167,330	(61,791)
Prepaids and others	(37,268)	(41,069)
Increase (Decrease) in:
Accounts payable and accrued liabilities	136,062	26,324
Unearned revenue	11,662	(117,807)
Net cash flows used in operating activities	(21,394)	(546,939)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds received from sale of property and equipment	-	200
Purchase of property and equipment	(1,985)	-
Net cash flows provided by (used in) investing activities	(1,985)	200

CASH FLOW FROM FINANCING ACTIVITIES
Repayment on long-term debt	(11,826)	(8,439)
Net repayments to related parties	(3,000)	(28,804)
Net proceeds from convertible notes payable	-	1,678,500
Net cash flows provided by (used in )financing activities	(14,826)	1,641,257

NET INCREASE (DECREASE) IN CASH	(38,205)	1,094,518

CASH AT BEGINNING OF PERIOD	180,785	96,586

CASH AT END OF PERIOD	$ 142,580	$ 1,191,104

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$ 1,474	$ 1,287
Noncash Investing and Financing Activities:
Issuance of common shares for:
Reduction of accrued liabilities	$ -	$ 150,000
Convertible notes payable	-	24,310
	$ -	$ 174,310
Issuance of warrants in connection with convertible debt	$ -	$ 1,678,507
Recorded a beneficial conversion feature	$ -	$ 3,393,635
Transfer unamortized discount to paid in capital due to debt conversion	$ -	$ 23,847
Transfer derivative liabilities to paid in capital due to debt conversion	$ -	$ 48,530

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

MotivNation, Inc. (“the Company”) provides a full range of services through its business divisions that cater to the automotive, motorcycle, and armor protecting market. These services include the sale, manufacture, converting, customization, restoration, painting, repair and installation of accessories and parts. The business divisions of MotivNation are comprised of Damon’s, and TrixMotive. Damon’s is in the business of customizing motorcycles and automobiles. TrixMotive is in the business of converting automobile chassis into stretched limousines and other specialized automotives.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The results for the three months ended March 31, 2007 may not be indicative of results for the year ending December 31, 2007 or any future periods.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of MotivNation, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and report dates. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the three-year life of the debts using the effective interest method. The March 31, 2007 and 2006 valuations were used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

Goodwill: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. No impairment of goodwill was recorded for three months ended March 31, 2007 and 2006.

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

New Accounting Pronouncements: In February 2007, the Financial Accounting Standards Board (“FASB’) issued Financial Accounting Standards (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

expand the use of fair value measurement. FAS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

Restatement: The March 31, 2006 consolidated financial statements have been restated to record a beneficial conversion feature related to convertible notes payable issued by the Company in the amount of $3,393,635. The Company has also recorded an amount of $1,678,507 related to the fair value of warrants issued with the debt, which was recorded as a liability due to a registration rights agreement. The result is to record an aggregate discount on debt of $5,072,142 with any excess or $3,372,142 charged to operations. Also, the fair values of the warrants and conversion feature have been recorded at $4,019,594 at March 31, 2006, and an income for the three months ended March 31, 2006 of $1,899,133 has been recorded. In addition, the original accounting treatment for restricted stock based compensation was based upon a subjective determination of the most appropriate value of the Company’s common shares. Specifically, the Company elected to use $0.25 per share for such calculations, representing about a 75% discount of the quoted market price of $1.10 on the date of grant. Upon subsequent re-examination of the circumstances, it was determined that the use of the quoted market price was required by the EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Consequently, the calculations were revised and additional stock based compensation expense was recorded. The weighted average number of common shares used to calculate the net loss per share was also revised to exclude all unvested shares. As a result of these corrections, net loss for the three months ended March 31, 2006 has increased by $1,541,891 to $1,905,276, and net loss per share increased to $0.70 from $0.13.

Changes to the balance sheet at March 31, 2006 resulting from these corrections are as follows:

	As reported	Restated
Unamortized debt discount	$ -	$ 1,942,735
Derivative liabilities	$ -	$ 4,019,594
Paid-in Capital	$ 1,414,268	$ 2,357,451
Deferred compensation and expenses	$ (282,228)	$ 375,486
Accumulated deficit	$ (1,706,008)	$ (4,632,792)

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred operating losses totaling $396,899 and $1,905,276 for three months ended March 31, 2007 and 2006, respectively. In addition, the Company has an accumulated deficit of $6,807,591 and its total liabilities exceed its total assets by $4,301,413 as of March 31, 2007. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Management's plans include raising additional working capital through debt or equity financing and increasing marketing efforts to increase revenues. On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes due in 2009, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock pursuant to a Security Purchase Agreement dated on November 30, 2005 (See Note 5 – Convertible Notes Payable and Derivative Liabilities). The ability of the Company to continue as a going concern is dependent its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items at March 31, 2007:

Accounts Receivable, net
Billed -
Completed jobs	$ 25,769
Unbilled -
Completed jobs	25,601
Jobs in progress	-
Subtotal	25,601
Accounts receivable, net	$ 51,370
Inventory
Painted materials	$ 65,533
Mechanical materials	30,459
Body shop materials	15,548
Vehicles	79,685
Work-in Process	95,774
Total inventory	$ 286,999
Property and Equipment, net
Automobiles	$ 19,026
Furniture and fixtures	7,114
Machinery and equipment	221,969
Office equipment	700
248,809
Less: accumulated depreciation	(96,885)
Property and Equipment, net	$ 151,924
Accrued Liabilities
Accrued payroll and related taxes	$ 231,966
Credit cards payable	11,216
Accrued vacation	14,876
Accrued interest	219,806
Others	67,845
Total accrued liabilities	$ 545,709

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes due in 2009, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock. Proceeds from the notes amounted to $1,903,500 after issuance costs, of which the first traunch of $300,000 (less issuance costs of $55,000 and $20,000 for prepaid officers’ life insurance) was received on November 30, 2005, the second traunch of $500,000 (less issuance costs of $6,000) was received on January 5, 2006, and the third and final traunch of $1,200,000 (less issuance costs of $15,500) was received on January 30, 2006. During the first quarter of 2006, the Company has converted $24,310 principal amount into 600,000 shares of the Company’s common stock at the request of the note holders. There was no conversion during the first quarter of 2007.

The Company filed a registration statement with the SEC on December 15, 2005 and amended the registration statement on December 30, 2005, with respect to the sale of the notes and common stock issuable upon the conversion of the notes. The

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recorded the fair value of the conversion feature, aggregate of $3,992,835, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with any excess or $1,992,835 charged to expense. Amortization expense related to the conversion feature discount for the three months ended March 31, 2007 and 2006 was $87,028 and $31,380, respectively. Remaining unamortized discount as of March 31, 2007 was $1,648,408.

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

In accordance with the EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of March 31, 2007, the fair values of the conversion feature and the stock warrants aggregated to $3,912,493. The Company recorded a gain of $5,803 and $1,899,113 related to the change in fair value in these derivatives during the first three months ended March 31, 2007 and 2006, respectively. This amount is recorded as “Change in Derivative Liabilities” a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY

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

Restricted Stock Agreements

The Company recognized $48,735 in compensation during the three months ended March 31, 2006 based on the vesting conditions provided by the Restricted Stock Agreements dated February 15, 2005.

As of March 31, 2006, the remaining unvested shares under the Agreements amounted to 109,714 shares or $120,686.

NOTE 7 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	For the three months ended March 31,
	2007	2006
Numerator:
Net Loss	$ (396,899)	$ (1,905,276)
Denominator:
Weighted Average Number of Shares	7,045,464	2,704,880

Net loss per share-Basic and Diluted	$ (0.06)	$ (0.70)

As of March 31, 2007, the Company has 2.5 million out-of money stock warrants excluded from diluted net loss per share computations as their exercise prices are greater than the average quarterly market price. In accordance with SFAS No. 128, “Earnings Per Share”, the Company has excluded from the calculation of diluted net loss per share approximately 3,896 shares relating to its 10% related party convertible debt that are anti-dilutive. As of March 31, 2007, depending on the stock price on the conversion date, up to maximum of 231,260,284 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note5 – Convertible Notes Payable and Derivative Liabilities.”

As the Company incurred net losses for the three months ended March 31, 2007, potential dilutive securities from stock warrants and unvested common stocks totalling 139,251 equivalent shares have been excluded from diluted net loss per share computations as their effect was deemed anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share”, the Company also has excluded from the calculation of diluted net loss per share approximately 3,587 shares relating to its 10% related party convertible debt that are anti-dilutive. As of March 31, 2007, depending on the stock price on the conversion date, up to

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

maximum of 50,216,202 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note 5 – Convertible Notes Payable and Derivative Liabilities.”

NOTE 8 – BUSINESS AND CREDIT CONCENTRATIONS

Three customers accounted approximately $308,452 or 48.2% of the Customized Automotive segment revenues for the three months ended March 31, 2007. Two customers accounted for approximately $117,015 or 24.2% of the Customized Automotive segment revenues for the three months ended March 31, 2006. The Company has no major customer in Customized Motorcycle segment for three months ended March 31, 2007 and 2006.

The Company maintains its cash deposit accounts at commercial banks. At times, account balances may exceed federally insured limits. The Company has not experienced any losses on these accounts, and management believes the Company is not exposed to any significant risk on cash accounts.

NOTE 9 – GUARANTEES AND PRODUCT WARRANTIES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2007.

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

The following table summarizes the activity related to the product warranty liability during 2007 and 2006:

For Three Months ended March 31,	2007	2006
Beginning Balance	$ 8,994	$ 12,350
Provision of warranties	2,887	3,184
Payments	(2,887)	(3,184)
Ending Balance	$ 8,994	$ 12,350

NOTE 10 – LEGAL PROCEEDINGS

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 7, 2005, a customer of TrixMotive filed a lawsuit in the Superior Court of Santa Clara County of California against TrixMotive claiming for breach of contract and warranty, intentional and negligence misrepresentation for a customized vehicle. The plaintiff seeks $98,827 in compensatory damages and other unspecified damages plus interest, attorneys’ fees and costs. The arbitrator after a hearing held on September 22, 2006 awarded that the plaintiff shall recover from the Company the price of the refrigerator and microwave which were ordered and paid for by the plaintiff but not installed in the vehicle, and that all other claims of plaintiff are denied as to the Company. The Plaintiff rejected the arbitration award on October 19, 2006. Subsequent to March 31, 2007, there was a settlement court appearance by which the Company and the Plaintiff agreed to settle the claim in the amount approximately of $2,000. Final settlement agreement is being processed. No liability was accrued as of March 31, 2007 as the settlement amount was considered insignificant.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company also has short-term notes payable to the officers and a related party, aggregate of $272,101 plus related accrued interest of $30,765 as of March 31, 2007. The notes carry interest at range of 8% to 10% per annum and are unsecured.

NOTE 12 – SEGMENT INFORMATION

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of the Company’s results by operating segment is as follows:

For Three Months ended March 31,	2007	2006
Custom Motorcycle:
Net revenue to external customers	$ 8,810	$ 8,159
Cost of revenue	29,269	11,537
Margin	$ (20,459)	$ (3,378)

Custom Automotive:
Net revenue to external customers	$ 639,502	$ 483,744
Cost of revenue	604,059	493,755
Margin	$ 35,443	$ (10,011)

Total Net Revenue to External Customers	$ 648,312	$ 491,903
Total Cost of Revenue	633,328	505,292
Total Margin	14,984	(13,389)

Intersegment Revenues:
Custom Motorcycles	$ -	$ -
Custom Automotive	-	-
Total Intersegment Revenues	$ -	$ -

Intersegment transactions are recorded at cost. The margins reported reflect only the direct controllable expenses of each line of business and do no represent the actual margins for each operating segment because they do not contain corporate and general and administrative expenses, reduction of goodwill as well as stock-based compensation incurred in support of the lines of business.

Reconciliation of operating segment margin to net loss before income taxes
For Three Months ended March 31,	2007	2006
Total margin for reportable segments	$ 14,984	$ (13,389)
Corporate and general and administrative expenses	(274,013)	(312,778)
Loss on disposal of assets	(3,690)	(2,459)
Interest and Other Expense	(44,656)	(64,030)
Financing costs	(93,403)	(3,409,466)
Change in Derivative Liabilities	5,803	1,899,113
Interest and Other Income	476	133
Net loss before income taxes	$ (394,499)	$ (1,902,876)

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

Results of Operations

Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006 are as follows:

	3 Months Ended March 31, 2007	3 Months Ended March 31, 2006 (restated)	Percentage Change Increase (Decrease)

Revenue	$648,312	491,903	31.8%
Cost of revenue	633,328	505,292	25.3%
Gross Profit (loss)	14,984	(13,389)	211.9%
Total Operating expenses	277,703	315,237	(11.9)%
Total Other expenses	131,780	1,574,250	(91.6)%

Provision for income taxes	2,400	2,400	0%

Operating (loss)	$396,899	1,905,276	(79.2)%

Revenues

We had total revenues of $648,312 and $491,903 for the three month period ended March 31, 2007, and 2006 respectively. The increase in the Company’s revenue of 31.8% can be attributed to the upcoming busy prom season and the client need to replenish their fleet with new vehicles.

Cost of Revenues

We incurred total costs of $633,328 and $505,292 for the three month period ended March 31, 2007, and 2006, respectively. Our cost of revenues increased 25.3% from the first quarter in 2007 compared to same period in 2006. This is primarily due to the respective increase in revenues.

Operating Expenses

Our selling, general and administrative expenses consist primarily of sales, marketing, production and other administrative personnel, cost of facilities and related spending, salaries, and related costs for executive. The company’s major expenses decreased by 14.2% for the first quarter of 2007 versus 2006. This primarily occurred from the decrease in consulting expense of 88.3%. In addition decreases in salary & wages, insurance and accounting expense of approximately 15.9%, 8.0%, and 5.8% respectively. Additional contributions to the decrease were in advertising/promotion, shipping/delivery, and depreciation expense of 5.7%, 6.3%, and 0.7% respectively. The decrease was offset by increases in rent and bad debt expense of 15.9% and 177.2% for the first quarter of 2007 compared to 2006. Also there were increases in utilities expense, and loss of disposal of assets of 32.1% and 50.0% respectively for the same time period. Total expenses were $277,703 for the first quarter of 2007, an 11.9% decrease compared to the first quarter of 2006. The major expenses incurred during the three months ended March 31, 2007 and 2006 were:

	3 Months Ended March 31, 2007	3 Months Ended March 31, 2006	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$58,146	$50,169	15.9%
Salary & Wages	87,434	103,940	(15.9)%
Insurance	34,290	37,285	(8.0)%
Accounting Fees	11,000	11,682	(5.8)%
Consulting	3,811	32,490	(88.3)%
Advertising/Promotions	2,670	2,832	(5.7)%
Shipping and Delivery	6,418	6,852	(6.3)%
Depreciation	10,448	10,522	(0.7)%
Bad debt expense	2,180	786	177.2%
Impairment of Goodwill	0	0	0%
Loss of disposal of assets	3,690	2,459	50.0%
Utilities	5,807	4,397	32.1%

Total Major Expenses	225,893	263,413	(14.2)%

Total Expenses	277,703	315,237	(11.9)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended March 31, 2007 and 2006 are as follows:

	3 Months Ended March 31, 2007	3 Months Ended March 31,2006	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	476	133	257.9%
Change in derivative liabilities	5,803	1,899,113	(99.7)%
Interest and other expenses	(44,656)	(64,030)	(30.3)%
Financing costs	(93,403)	(3,409,466)	(97.3)%
Total other income (expenses)	(131,780)	(1,574,250)	(91.6)%

Net (loss)	$(396,899)	(1,905,276)	(79.2)%

During the three months ended March 31, 2007, our total other expenses decreased by 91.6% compared to the three months ended March 31, 2006. This was primarily due to decreases in financing costs and the change in derivative liabilities of approximately 97.3% and 99.7% respectively. In addition interest and other expenses decreased by 30.3%. This decrease was slightly offset by an increase in interest and other income of 257.9% for the first quarter of 2007 compared to the same period in 2006. Net loss decreased 79.2% primarily due to the 11.9% and 91.6% decrease in total operating expense and total other expenses.

Liquidity and Capital Resources

Our cash, accounts receivable, prepaid expenses, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2007, as compared to March 31, 2006 were as follows:

	March 31,	March 31,
	2007	2006

Cash	$142,580	$1,191,104
Accounts receivable	51,370	111,795
Prepaid expenses/other current assets	61,560	70,803
Inventory	286,999	227,645
Total current assets	542,509	1,601,347
Total assets	1,014,130	2,207,220
Total current liabilities	1,105,716	792,657
Total liabilities	5,315,543	4,854,501

Cash Requirements

Our cash obligations are anticipated to increase substantially over the next 12 months. The cash would be utilized for operational expenses and general working capital as a result of continued sales growth, continued legal and professional fees as a result of continuing litigation and reserve or deposit requirements which are a result of sales growth of the business. We intend for these funding requirements to be fulfilled through either equity or debt financing.

Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable. At March 31, 2007, we had working capital of $563,207.

Operating activities:

Net cash provided by operating activities was a negative $21,394 for the three months ended March 31, 2007. This resulted primarily from a net loss of $396,899, as well as a change in derivative liabilities of $5,803. In addition the increase in prepaid of $37,268 and an increase in accounts receivable of $4,019. An offset to this was noncash interest expense and financing costs of $93,403 and a decrease in inventory of $167,330. An additional offset was an increase in unearned revenue and accounts payable/accrued liabilities of $11,662 and 136,062, respectfully. Other offsets were in depreciation expense and loss on disposal of assets of $10,448 and $3,690 respectfully.

Investing activities:

Net cash provided in investing activities was a negative $1,985 which was primarily due to the purchase of property and equipment of $1,985.

Financing activities:

Net cash from financing activities was $14,826 for the three months ended March 31, 2007, and resulted primarily from repayment on long-term debt of $11,826. In addition the company made net repayments to related parties of $3,000.

Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability. Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity. These steps include increasing operating revenues over last year through the growth of the business by expanding our product line to offer complete customized vehicles by financing our own chassis through our credit line and equity financing. In addition the company has been looking into, reducing costs by bringing certain projects in-house through possible acquisitions, and constantly testing the market for better pricing on our costs of goods sold. As well as making timely payments of our obligations, building our stock and debt sources to provide additional working capital, and continuing to review our business plan to assure we are moving the business forward in a cost-effective manner. The company will and continuing continue to examine the segments of our business that offer the most profitable opportunity for success and eliminating operations and practices which detract from our profitability. During the first quarter of 2007 the company has held back production on our in-house line of custom vehicles and refocused on selling client end custom automotive conversions.

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

Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment annually, and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At March 31, 2007, the Company had a loss on disposal of assets of $3,690.

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

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our financial statements for the year ended December 31, 2006 and the notes to our unaudited financial statements for the three months ended March 31, 2007, however it includes an explanatory paragraph indicating there is a substantial doubt about the Company’s ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional debt and/or equity financing. There can be no assurances that these plans will be successful.

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

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

Our success is heavily dependent on the efforts, abilities and continued active participation of George Lefevre, Jay Isco, and Leslie McPhail, our CEO, CFO, and Chief Operating Officer respectively. In addition we are dependent on Richard Perez the co-founder of Damon’s Motorcycle Creation. The loss of the services of these individuals, and other principal design or technical staff, would diminish our ability to deliver signature work that our clients desire and otherwise severely harm our business because of their irreplaceable skills and experience. We maintain “key person” life insurance on Mr. Lefevre and Mr. Isco, however we do not retain insurance on Mrs. McPhail, or Mr. Perez. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff. There can be no assurance that we will be able to recruit or retain other qualified personnel, should it be necessary to do so.

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

On December 7, 2005, a customer of TrixMotive filed a lawsuit in the Superior Court of Santa Clara County of California against TrixMotive claiming for breach of contract and warranty, intentional and negligence misrepresentation for a customized vehicle. The plaintiff seeks $98,827 in compensatory damages and other unspecified damages plus interest, attorneys’ fees and costs. The arbitrator after a hearing held on September 22, 2006 awarded that the plaintiff shall recover from the Company the price of the refrigerator and microwave which were ordered and paid for by the plaintiff but not installed in the vehicle, and that all other claims of plaintiff are denied as to the Company. The Plaintiff rejected the arbitration award on October 19, 2006. Subsequently there was a settlement court appearance by which the Company and the Plaintiff agreed to settle the claim in the amount of $2,000. A final settlement agreement has been sent to the Plaintiff, and is awaiting final signatures. No liability was accrued as of March 31, 2007 as the settlement amount was considered insignificant.

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

ITEM 2.	CHANGES IN SECURITIES

Except as set forth below, there were no unregistered, or any other, sales of equity securities by the Company during the three month period ended March 31, 2007.

On January 19, 2007 the company cancelled 45,000 shares of the Company’s common stock issued to Entremetrix Inc., pursuant to a rescission agreement signed May 6, 2004. According to the rescission agreement all shares related to the rescinded transaction were to be cancelled. The certificate shall be returned to the authorized and un-issued stock.

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

Dated: May 21, 2007	MotivNation, Inc.

By:/s/ Geroge Lefevre
George Lefevre CEO