Form 10QSB
period 2007-06-30
MotivNation, Inc.
filed 2007-08-20
CIK 1853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(888) 258-6458
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. 10288970

(1)Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2007.

Common Stock, Par Value $0.001	10,288,970
Title of Class	Number of Shares Outstanding as of July 31, 2007

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	17
Controls and Procedures	29
Part II	30
Legal Proceedings	30
Changes in Securities	30
Defaults Upon Securities	31
Submission to a Vote	31
Other Information	31
Exhibits and Reports	31
Signatures	32

Exhibits

Index to Exhibits	33
Exhibits

Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC.

CONSOLIATED BALANCE SHEET (Unaudited)
JUNE 30, 2007

ASSETS
Current Assets
Cash	$93,651
Accounts receivable, net	50,640
Prepaid expenses and other current assets	51,334
Inventory	108,490
Total Current Assets	304,115

Property and equipment, net	128,431

Goodwill	166,621
Debt issuance cost, net	36,555
Other assets	51,513

TOTAL ASSETS	$687,235

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$188,519
Accrued liabilities	642,823
Unearned revenue	12,272
Short-term notes payable to related parties	269,080
Current portion of long-term notes payable	4,723
Current portion of capital lease obligations	1,795
Total Current Liabilities	1,119,212

Long-Term Debt
Long-term notes payable, excluding current portion	1,253
Convertible notes payable, net of unamortized discount of $1,537,898	403,124
Derivative liabilities	3,863,223
Total Long-Term Debt	4,267,600
Total Liabilities	5,386,812

Stockholders' Deficit
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
7,466,026 shares issued and outstanding	7,466
Paid-in Capital	2,504,348
Accumulated deficit	(7,211,391)
Total Stockholders' Deficit	(4,699,577)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$687,235

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For three months ended			For six months ended
	June 30,			June 30,
	2007	2006		2007	2006
		(Restated)			(Restated)
NET SALES:
Products	$184,673	$223,056		$397,067	$223,644
Services	516,960	313,639		952,878	804,954
Total net sales	701,633	536,695	#	1,349,945	1,028,598
COST OF SALES:
Products	235,636	166,798		441,482	170,980
Services	478,101	326,642		905,583	827,752
Total costs of sales	713,737	493,440	#	1,347,065	998,732

GROSS MARGIN	(12,104)	43,255	#	2,880	29,866

OPERATING EXPENSES:
Selling, general and administrative expenses	265,139	364,991		539,152	677,769
Loss on disposal of assets	15,054	-		18,744	2,459
Total operating expenses	280,193	364,991	#	557,896	680,228

OPERATING LOSS	(292,297)	(321,736)		(555,016)	(650,362)

Other income (expenses):
Interest and other income	2,408	18,902		2,884	19,035
Change in derivative liabilities	44,224	50,800		50,027	1,949,913
Interest and other expense	(43,204)	(55,236)		(87,860)	(119,266)
Financing costs	(114,931)	(53,942)		(208,334)	(3,463,408)
Total other income (expenses)	(111,503)	(39,476)		(243,283)	(1,613,726)

NET LOSS BEFORE INCOME TAXES	(403,800)	(361,212)		(798,299)	(2,264,088)

Provision for income taxes	-	-		2,400	2,400
NET LOSS	$(403,800)	$(361,212)	#	$(800,699)	$(2,266,488)
Net loss per share-basic and diluted	$(0.06)	$(0.08)		$(0.11)	$(0.63)
Weighted Average Number of Common Shares	7,232,781	4,451,840		7,139,122	3,578,360

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the six months ended June 30,	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES		(Restated)
Net loss	$(800,699)	$(2,266,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,887	21,045
Compensation recognized on vested shares	-	101,831
Loss on disposal of assets	18,744	2,459
Change in derivative liabilities	(50,027)	(1,949,913)
Noncash interest expense and financing costs	208,333	3,463,408
(Increase) Decrease in:
Accounts receivable	(3,289)	4,562
Inventory	345,839	(464,216)
Prepaid and other assets	31,591	(60,538)
Increase (Decrease) in:
Accounts payable and accrued expenses	190,123	41,326
Unearned revenue	(23,338)	(66,482)
Net cash flows used in operating activities	(63,836)	(1,173,006)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds received from sale of property and equipment	-	200
Purchase of property and equipment	(1,985)	-
Net cash flows provided by (used in) investing activities	(1,985)	200

CASH FLOW FROM FINANCING ACTIVITIES
Payments on long-term debt	(15,292)	(17,073)
Net repayments to related parties	(6,021)	(28,804)
Net proceeds from convertible notes payable	-	1,678,500
Net cash flows provided by (used in) financing activities	(21,313)	1,632,623

NET INCREASE (DECREASE) IN CASH	(87,134)	459,817

CASH AT BEGINNING OF PERIOD	180,785	96,586
CASH AT END OF PERIOD	$93,651	$556,403

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$1,915	$2,415
Income Taxes Paid	$-	$2,400

Schedule of Noncash Investing and Financing Activities:
Issuance of common shares for:
Reduction of accrued liabilities	$-	$150,000
Convertible notes payable	2,544	43,975
	$2,544	$193,975
Issuance of warrants in connection with convertible debt	$-	$1,678,507
Recorded a beneficial conversion feature	$-	$3,393,635
Transfer unamortized discount to paid-in capital due to debt conversion	$1,954	$42,688
Transfer derivative liabilities to paid-in capital due to debt conversion	$5,046	$87,777

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

MotivNation, Inc. (“the Company”) provides a full range of services that cater to the custom motorcycle and automotive enthusiast, including the sale, manufacture, converting, customization, armor protecting, and installation of custom-built automotive and motorcycles, auto parts and accessories, as well as restoration, repair, and servicing. MotivNation’s business divisions specialize in customized motorcycles, specialized automotives conversions such as stretched limousines, and is an automotive supplier delivering advanced systems and components to the motor vehicle industry.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The results for the three and six months ended June 30, 2007 may not be indicative of results for the year ending December 31, 2007 or any future periods.

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

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and report dates. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the three-year life of the debts using the effective interest method. The June 30, 2007 and 2006 valuations were used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. No impairment of goodwill was recorded for three and six months ended June 30, 2007 and 2006.

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

New Accounting Pronouncements: In February 2007, the Financial Accounting Standards Board (“FASB’) issued Financial Accounting Standards (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restatement: The June 30, 2006 consolidated financial statements have been restated to record a beneficial conversion feature related to convertible notes payable issued by the Company in the amount of $3,393,635. The Company has also recorded an amount of $1,678,507 related to the fair value of warrants issued with the debt, which was recorded as a liability due to a registration rights agreement. The result is to record an aggregate discount on debt of $5,072,142 with any excess or $3,372,142 charged to operations. Also, the fair values of the warrants and conversion feature have been recorded at $3,929,547 at June 30, 2006, and an income for the three and six months ended June 30, 2006 of $50,800 and $1,949,913 has been recorded, respectively. In addition, the original accounting treatment for restricted stock based compensation was based upon a subjective determination of the most appropriate value of the Company’s common shares. Specifically, the Company elected to use $0.25 per share for such calculations, representing about a 75% discount of the quoted market price of $1.10 on the date of grant. Upon subsequent re-examination of the circumstances, it was determined that the use of the quoted market price was required by the EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Consequently, the calculations were revised and additional stock based compensation expense was recorded. The weighted average number of common shares used to calculate the net loss per share was also revised to exclude all unvested shares. As a result of these corrections, net loss for the three and six months ended June 30, 2006 has increased by $37,198 to $361,212, and $1,579,089 to $2,266,488, respectively, and net loss per share increased to $0.08 from $0.07, and $0.63 from $0.19, respectively.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes to the balance sheet at June 30, 2006 resulting from these corrections are as follows:

	As reported	Restated
Unamortized debt discount	$-	$1,876,945
Derivative liabilities	$-	$3,929,547
Paid-in capital	$1,432,233	$1,859,842
Deferred compensation and expenses	$(270,161)	$(322,390)
Accumulated deficit	$(2,030,022)	$(4,458,004)

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred operating losses totaling $800,699 and $2,266,488 for six months ended June 30, 2007 and 2006, respectively. In addition, the Company has an accumulated deficit of $7,211,391 and its total liabilities exceed its total assets by $4,699,577 as of June 30, 2007. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Management's plans include raising additional working capital through debt or equity financing and increasing marketing efforts to increase revenues. On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes due in 2009, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock pursuant to a Security Purchase Agreement dated on November 30, 2005 (See Note 5 - Convertible Notes Payable and Derivative Liabilities). The ability of the Company to continue as a going concern is dependent its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items at June 30, 2007:

Accounts Receivable, net
Billed -
Completed jobs	$30,872
Unbilled -
Completed jobs	19,768
Jobs in progress	-
Subtotal	19,768
Accounts receivable, net	$50,640
Inventory
Painted materials	$6,537
Mechanical materials	39,077
Body shop materials	11,954
Vehicles	50,922
Work-in Process	-
Total inventory	$108,490
Property and Equipment, net
Automobiles	$19,026
Furniture and fixtures	7,114
Machinery and equipment	186,781
Office equipment	700
213,621
Less: accumulated depreciation	(85,190)
Property and Equipment, net	$128,431
Accrued Liabilities
Accrued payroll and related taxes	$284,228
Credit cards payable	13,646
Accrued vacation	17,811
Accrued interest	262,370
Others	64,768
Total accrued liabilities	$642,823

NOTE 5 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes due in 2009, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock. Proceeds from the notes amounted to $1,903,500 after issuance costs, of which the first traunch of $300,000 (less issuance costs of $55,000 and $20,000 for prepaid officers’ life insurance) was received on November 30, 2005, the second traunch of $500,000 (less issuance costs of $6,000) was received on January 5, 2006, and the third and final traunch of $1,200,000 (less issuance costs of $15,500) was received on January 30, 2006. During the first quarter of 2007, the Company has converted $2,544 principal amount into 420,562 shares of the Company’s common stock at the request of the note holders. During the first six months of 2006, the Company has converted $43,975 principal amount into 2,300,000 shares of the Company’s common stock.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

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

The Company recorded the fair value of the conversion feature, aggregate of $3,992,835, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with any excess or $1,992,835 charged to expense. Amortization expense related to the conversion feature discount for the six months ended June 30, 2007 and 2006 was $195,583 and $78,349, respectively. Remaining unamortized discount as of June 30, 2007 was $1,537,898.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

In accordance with the EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of June 30, 2007, the fair values of the conversion feature and the stock warrants aggregated to $3,863,223. The Company recorded a gain of $50,027 and $1,949,913 related to the change in fair value in these derivatives during the first six months ended June 30, 2007 and 2006, respectively. This amount is recorded as “Change in Derivative Liabilities” a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

NOTE 6 - STOCKHOLDERS’ EQUITY

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

Restricted Stock Agreements

The Company recognized $101,831 in compensation during the first six months ended June 30, 2006 based on the vesting conditions provided by the Restricted Stock Agreements dated February 15, 2005.

As of June 30, 2006, the remaining unvested shares under the Agreements amounted to 61,445 shares or $67,590.

NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	For three months		For six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(403,800)	$(361,212)	$(800,699)	$(2,266,488)
Denominator:
Weighted average number of shares	7,232,781	4,451,840	7,139,122	3,578,360

Net loss per share-basic and diluted	$(0.06)	$(0.08)	$(0.11)	$(0.63)

As of June 30, 2007, the Company has 2.5 million out-of money stock warrants excluded from diluted net loss per share computations as their exercise prices are greater than the average quarterly market price. In accordance with SFAS No. 128, “Earnings Per Share”, the Company has excluded from the calculation of diluted net loss per share approximately 3,973 and 3,975 shares for the three and six months ended June 30, 2007, respectively, relating to its 10% related party convertible debt that are anti-dilutive. As of June 30, 2007, depending on the stock price on the conversion date, up to maximum of 240,982,751 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note5 - Convertible Notes Payable and Derivative Liabilities.”

As the Company incurred net losses for the three and six months ended June 30, 2006, potential dilutive securities from stock warrants and unvested common stocks totaling 93,624 and 116,438 equivalent shares, respectively, have been excluded from diluted net loss per share computations as their effect was deemed anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share”, the Company also has excluded from the calculation of diluted net loss per share approximately 3,664 and 3,626 shares, respectively, relating to its 10% related party convertible debt that are anti-dilutive. As of June 30, 2006, depending on the stock price on the conversion date, up to maximum of 405,642,910 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note 5 - Convertible Notes Payable and Derivative Liabilities.”

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – BUSINESS AND CREDIT CONCENTRATIONS

Three customers accounted approximately $413,217 or 58.9% of the Customized Automotive segment revenues for the three months ended June 30, 2007. One customer accounted for approximately $276,117 or 20.6% of the Customized Automotive segment revenues for the six months ended June 30, 2007. Three customers accounted for approximately $267,942 or 50.6% of the Customized Automotive segment revenues for the three months ended June 30, 2006. Two customers accounted approximately $230,942 or 22.5% of the Customized Automotive segment revenues for the six months ended June 30, 2006. The Company has no major customer in Customized Motorcycle segment for three and six months ended June 30, 2007 and 2006.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2007.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to the product warranty liability during 2007 and 2006:

As of June 30,	2007	2006
Beginning balance	$8,994	$12,350
Provision of warranties	11,341	6,000
Utilization of reserve	(11,341)	(2,147)
Ending balance	$8,994	$16,203

NOTE 10 – LEGAL PROCEEDINGS

A former employee of Moonlight Industries filed a workers compensation claim against the Company. The former employee is alleging that he was injured during the course of his employment with Moonlight Industries. The damages claimed by the former employee do not appear to be covered by insurance. Management is responding to the case vigorously defending it as they believe the claim is frivolous and potentially fraudulent. In the opinion of the Company’s legal counsel, the likelihood of an unfavorable outcome is low.

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

NOTE 10 – LEGAL PROCEEDINGS (CONTINUED)

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

On December 7, 2005, a customer of TrixMotive filed a lawsuit in the Superior Court of Santa Clara County of California against TrixMotive claiming for breach of contract and warranty, intentional and negligence misrepresentation for a customized vehicle. The plaintiff seeks $98,827 in compensatory damages and other unspecified damages plus interest, attorneys’ fees and costs. The arbitrator after a hearing held on September 22, 2006 awarded that the plaintiff shall recover from the Company the price of the refrigerator and microwave which were ordered and paid for by the plaintiff but not installed in the vehicle, and that all other claims of plaintiff are denied as to the Company. The Plaintiff rejected the arbitration award on October 19, 2006. During the second quarter of 2007, there was a settlement court appearance by which the Company and the Plaintiff agreed to settle the claim in the amount approximately of $2,000. Subsequently, the plaintiff filed a petition for Chapter 7 under the Bankruptcy Code and the vehicle loan holder seized the title of the vehicle. As a result, no liability was accrued as the settlement agreement was not signed.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On July 3, 2007, a claim was filed in the Superior Court of Los Angeles County of California against TrixMotive, Inc. to seek for a payment of $21,888 due to the California State Compensation Insurance Fund. The liability has been accrued already in prior year. The Company has hired an attorney to represent the Company in the claim and will be negotiating a settlement.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company also has short-term notes payable to the officers and a related party, aggregate of $269,081 plus related accrued interest of $34,548 as of June 30, 2007. The notes carry interest at range of 8% to 10% per annum and are unsecured.

On May 15, 2007, the Company and the related parties agreed to extend the note agreement to December 31, 2007 from December 31, 2006.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company does not track its assets by operating segments. Consequently, it is not practical to show assets by operating segments.

Summarized financial information of the Company’s results by operating segment is as follows:

	For Three Months ended		For Six Months ended
	June 30,		June 30,
	2007	2006	2007	2006
Custom Motorcycle:
Net revenue to external customers	$-	$10,987	$8,810	$19,146
Cost of revenue	60,076	35,156	89,345	46,694
Margin	$(60,076)	$(24,169)	$(80,535)	$(27,548)

Custom Automotive:
Net revenue to external customers	$701,633	$525,708	$1,341,135	$1,009,452
Cost of revenue	653,661	458,284	1,257,720	952,038
Margin	$47,972	$67,424	$83,415	$57,414

Total Net Revenue to External Customers	$701,633	$536,695	$1,349,945	$1,028,598
Total Cost of Revenue	713,737	493,440	1,347,065	998,732
Total Margin	(12,104)	43,255	2,880	29,866

Intersegment Revenues:
Custom Motorcycles	$-	$-	$-	$-
Custom Automotive	-	-	-	-
Total Intersegment Revenues	$-	$-	$-	$-

Intersegment transactions are recorded at cost. The margins reported reflect only the direct controllable expenses of each line of business and do no represent the actual margins for each operating segment because they do not contain corporate and general and administrative expenses, reduction of goodwill as well as stock-based compensation incurred in support of the lines of business.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SEGMENT INFORMATION (CONTINUED)

Reconciliation of operating segment margin to net loss before income taxes

	For Three Months ended			For Six Months ended
	June 30,			June 30,
	2007	2006		2007	2006
Total margin for reportable segments	$(12,104)	$	$ 43,255 #	$2,880	$29,866
Corporate and general and administrative expenses	(265,139)		(364,991)	(539,152)	(677,769)
Loss on disposal of assets	(15,054)		-	(18,744)	(2,459)
Interest and Other Expense	(43,204)		(55,236)	(87,860)	(119,266)
Financing costs	(114,931)		(53,942)	(208,334)	(3,463,408)
Change in Derivative Liabilities	44,224		50,800	50,027	1,949,913
Interest and Other Income	2,408		18,902	2,884	19,035
Net loss before income taxes	$(403,800)		$(361,212)	$(798,299)	$(2,264,088)

NOTE 13 – SUBSEQUENT EVENT

Subsequent to June 30, 2007, the Company entered a preliminary agreement to establish a joint venture with a Chinese company to design, manufacture, and develop products for the automotive market in China.

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

Plan of Operation

General

MotivNation, Inc. provides a full range of services that cater to the custom motorcycle and automotive enthusiast, including the sale, manufacture, converting, customization, armor protecting, and installation of custom-built automotive and motorcycles, auto parts and accessories, as well as restoration, repair, and servicing. MotivNation’s business divisions specialize in customized motorcycles, specialized automotives conversions such as stretched limousines, and is an automotive supplier delivering advanced systems and components to the motor vehicle industry.

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

We offer various products and services depending on which client we are catering to for every project. For our individual retail clients we offer products and services including restoration work, finish and paint for motorcycles and automobiles as well as signature paint and design applied to non automotive personal property. For our independent dealers we offer products and services directly to the dealers which include custom and signature finish and design work on a dealer’s own restoration or manufactured work. We also offer consultative work in the preparation of signature paints blends, techniques, and design advice related to the dealer’s own project. For our original equipment manufacturers we offer services and products that include signature design and fabrication for manufactured parts and accessories, which are a party of a “designer” or “signature” series of products or design themes. These products and services are also sold direct to the original equipment manufacturers.

Results of Operations

Three Months Ended June 30, 2007 compared to the Three Months Ended June 30, 2006

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006 are as follows:

	3 Months Ended June 30, 2007	3 Months Ended June 30, 2006 (restated)	Percentage Change Increase (Decrease)
Revenue	$701,633	536,695	30.7%
Cost of revenue	713,737	493,440	44.6%
Gross Profit (loss)	(12,104)	43,255	(128.0)%
Total Operating expenses	280,193	364,991	(23.2)%
Total Other expenses	111,503	39,476	182.5%

Provision for income taxes	0	0	0%

Operating (loss)	$(403,800)	(361,212)	11.8%

Revenues

We had total revenues of $701,633 and $536,695 for the three month period ended June 30, 2007, and 2006 respectively. The increase in the Company’s revenue of 30.7% can be attributed to the focus on client based custom conversions.

Cost of Revenues

We incurred total costs of $713,737 and $493,440 for the three month period ended June 30, 2007, and 2006, respectively. Our cost of revenues increased 44.6% from the second quarter in 2007 compared to same period in 2006. This is primarily due to the respective increase in revenues, and the losses taken on our in-house vehicles.

Operating Expenses

Our selling, general and administrative expenses consist primarily of sales, marketing, production and other administrative personnel, cost of facilities and related spending, salaries, and related costs for executive. The company’s major expenses decreased by 14.7% for the second quarter of 2007 versus 2006. This primarily occurred from the decreases in consulting and shipping/delivery expense of 100% and 64.3%. In addition decreases in salary & wages, insurance and accounting expense of approximately 33.5%, 1.7%, and 21.8% respectively. Additional contributions to the decrease were in advertising/promotion, and depreciation expense of 61.7%, and 19.8% respectively. The decrease was offset by increases in rent and bad debt expense of 15.7% and 2816.3% for the second quarter of 2007 compared to 2006. Also there were increases in utilities expense, and loss of disposal of assets of 39.0% and 100% respectively for the same time period. Total expenses were $280,193 for the second quarter of 2007, a 23.2% decrease compared to the second quarter of 2006. The major expenses incurred during the three months ended June 30, 2007 and 2006 were:

	3 Months Ended June 30, 2007	3 Months Ended June 30, 2006	Percentage Change Increase (Decrease)
Major Expenses:
Rent	$62,646	$54,160	15.7%
Salary & Wages	74,460	111,993	(33.5)%
Insurance	37,148	37,797	(1.7)%
Accounting Fees	11,000	14,075	(21.8)%
Consulting	0	13,645	(100)%
Advertising/Promotions	4,305	11,234	(61.7)%
Shipping and Delivery	3,448	9,667	(64.3)%
Depreciation	8,440	10,522	(19.8)%
Bad debt expense	5,833	200	2816.3%
Loss of disposal of assets	15,054	0	100%
Utilities	5,555	3,997	39.0%

Total Major Expenses	227,888	267,290	(14.7)%

Total Expenses	280,193	364,991	(23.2)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended June 30, 2007 and 2006 are as follows:

	3 Months Ended June 30, 2007	3 Months Ended June 30,2006	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	2,408	18,902	(87.3)%
Change in derivative liabilities	44,224	50,800	(12.9)%
Interest and other expenses	(43,204)	(55,236)	(22.3)%
Financing costs	(114,931)	(53,942)	113.1%
Total other income (expenses)	(111,503)	(39,476)	182.5%

Net (loss)	$403,800	361,212	11.8%

During the three months ended June 30, 2007, our total other expenses increased by 182.5% compared to the three months ended June 30, 2006. This was primarily due to increases in financing costs of 113.1%. In addition interest and other expenses decreased by 22.3%. This increase was slightly offset by a decreases in interest and other income, and change in derivative liability of 87.3%, and 12.9$ respectively for the second quarter of 2007 compared to the same period in 2006. Net loss increased 11.8% primarily due to the 14.7% and 182.5% increase in total major expense and total other expenses. In addition the Company consolidated Damon’s Motorcycle division into the Trixmotive building to limit the overall expenses. As a result no new business occurred for Damon’s in the second quarter.

Six Months Ended June 30, 2007 compared to the Six Months Ended June 30, 2006

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006 are as follows:

	6 Months Ended June 30, 2007	6 Months Ended June 30, 2006 (restated)	Percentage Change Increase (Decrease)
Revenue	$1,349,945	1,028,598	31.2%
Cost of revenue	1,347,065	998,732	34.9%
Gross Profit (loss)	2,880	29,866	(90.4)%
Total Operating expenses	557,896	680,228	(18.0)%
Total Other expenses	243,283	1,613,726	(84.9)%

Provision for income taxes	2,400	2,400	0%

Operating (loss)	$800,699	2,266,488	(64.7)%

Revenues

      We had total revenues of $1,349,945 and $1,028,598 for the six month period ended June 30, 2007, and 2006 respectively. The increase in the Company’s revenue of 31.2% can be attributed to the focus on client based custom conversions.

Cost of Revenues

      We incurred total costs of $1,347,065 and $998,732 for the six month period ended June 30, 2007, and 2006, respectively. Our cost of revenues increased 34.9% from the second quarter in 2007 compared to same period in 2006. This is primarily due to the respective increase in revenues, and the losses taken on our in-house vehicles.

Operating Expenses

Our selling, general and administrative expenses consist primarily of sales, marketing, production and other administrative personnel, cost of facilities and related spending, salaries, and related costs for executive. The company’s major expenses decreased by 6.9% for the second quarter of 2007 versus 2006. This primarily occurred from the decrease in consulting expense of 82.0%. In addition decreases in salary & wages and accounting expense of approximately 20.4%, and 14.6% respectively. Additional contributions to the decrease were in advertising/promotion, shipping/delivery, and depreciation expense of 51.4%, 35.7%, and 10.2% respectively. The decrease was offset by increases in rent, insurance, and bad debt expense of 15.8%, 1.5%, and 712.4% for the second quarter of 2007 compared to 2006. Also there were increases in utilities expense, and loss of disposal of assets of 35.4% and 662.2% respectively for the same time period. Total expenses were $557,896 for the second quarter of 2007, a 18.0% decrease compared to the second quarter of 2006. The major expenses incurred during the six months ended June 30, 2007 and 2006 were:

	6 Months Ended June 30, 2007	6 Months Ended June 30, 2006	Percentage Change Increase (Decrease)
Major Expenses:
Rent	$120,792	$104,328	15.8%
Salary & Wages	161,893	203,379	(20.4)%
Insurance	71,438	70,373	1.5%
Accounting Fees	22,000	25,757	(14.6)%
Consulting	3,811	21,206	(82.0)%
Advertising/Promotions	6,975	14,355	(51.4)%
Shipping and Delivery	9,866	15,353	(35.7)%
Depreciation	18,889	21,044	(10.2)%
Bad debt expense	8,012	986	712.4%
Loss of disposal of assets	18,743	2,459	662.2%
Utilities	11,361	8,393	35.4%

Total Major Expenses	453,781	487,634	(6.9)%

Total Expenses	557,896	680,228	(18.0)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the six months ended June 30, 2007 and 2006 are as follows:

	6 Months Ended June 30, 2007	6 Months Ended June 30,2006	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	2,884	19,035	(84.8)%
Change in derivative liabilities	50,027	1,949,913	(97.4)%
Interest and other expenses	(87,860)	(119,266)	(26.3)%
Financing costs	(208,334)	(3,463,408)	(94.0)%
Total other income (expenses)	(243,283)	(1,613,726)	(84.9)%

Net (loss)	$(800,699)	(2,266,488)	(64.7)%

During the six months ended June 30, 2007, our total other expenses decreased by 84.9% compared to the six months ended June 30, 2006. This was primarily due to decreases in financing costs and the change in derivative liabilities of approximately 94.0% and 97.4% respectively. In addition interest/other expenses and interest/other income decreased by 26.3% and 84.8% respectively for the second quarter of 2007 compared to the same period in 2006. Net loss decreased 64.7% primarily due to the 18.0% and 84.9% decrease in total operating expense and total other expenses.

Liquidity and Capital Resources

Our cash, accounts receivable, prepaid expenses, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2007, as compared to June 30, 2006 were as follows:

	June 30,	June 30,
	2007	2006
Cash	$93,651	$556,403
Accounts receivable	50,640	87,843
Prepaid expenses/other current assets	51,334	42,549
Inventory	108,490	630,070
Total current assets	304,115	1,316,865
Total assets	687,235	1,952,966
Total current liabilities	1,119,212	853,193
Total liabilities	5,386,812	4,868,272

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

Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable. At June 30, 2007, we had a working deficit of $815,097.

Operating activities:

Net cash used in operating activities was $63,836 for the six months ended June 30, 2007. This resulted primarily from a net loss of $800,699, as well as a change in derivative liabilities of $50,027. In addition the increase in accounts receivable of $3,289 and decrease in unearned revenue of $23,338 contributed. An offset to this was noncash interest expense and financing costs of $208,333 and a decrease in inventory of $345,839. An additional offset was an adjustment in depreciation, loss on disposal of assets, and accounts payable/accrued liabilities of $18,887, 18,744, and 190,123, respectfully.

Investing activities:

Net cash used in investing activities was $1,985 which was primarily due to the purchase of property and equipment of $1,985.

Financing activities:

Net cash used in financing activities was $21,313 for the six months ended June 30, 2007, and resulted primarily from payments on long-term debt of $15,292. In addition the company made net repayments to related parties of $6,021.

Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability. Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity. These steps include increasing operating revenues over last year through the growth of the business by expanding our product line to offer complete customized vehicles by financing our own chassis through our credit line and equity financing. In addition the company has been looking into, reducing costs by bringing certain projects in-house through possible acquisitions, and constantly testing the market for better pricing on our costs of goods sold. As well as making timely payments of our obligations, building our stock and debt sources to provide additional working capital, and continuing to review our business plan to assure we are moving the business forward in a cost-effective manner. The company will and continuing continue to examine the segments of our business that offer the most profitable opportunity for success and eliminating operations and practices which detract from our profitability. During the second quarter of 2007 the company sold its last in-house custom vehicle, and is now focusing on selling client end custom automotive conversions.

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

Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment annually, and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2007, the Company had a loss on disposal of assets of $15,054 for the year to date.

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

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our financial statements for the year ended December 31, 2006 and the notes to our unaudited financial statements for the three months ended June 30, 2007, however it includes an explanatory paragraph indicating there is a substantial doubt about the Company’s ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional debt and/or equity financing. There can be no assurances that these plans will be successful.

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

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

Our success is heavily dependent on the efforts, abilities and continued active participation of George R. Lefevre, Jay Isco, and Leslie McPhail, our CEO, CFO, and Chief Operating Officer respectively. In addition we are dependent on Richard Perez the co-founder of Damon’s Motorcycle Creation. Mr. Richard Perez has departed from Damon’s Motorcycle Creations. The loss of the services of these individuals, and other principal design or technical staff, would diminish our ability to deliver signature work that our clients desire and otherwise severely harm our business because of their irreplaceable skills and experience. We maintain “key person” life insurance on Mr. Lefevre and Mr. Isco; however we do not retain insurance on Mrs. McPhail, or Mr. Perez. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff. There can be no assurance that we will be able to recruit or retain other qualified personnel, should it be necessary to do so.

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

On December 7, 2005, a customer of TrixMotive filed a lawsuit in the Superior Court of Santa Clara County of California against TrixMotive claiming for breach of contract and warranty, intentional and negligence misrepresentation for a customized vehicle. The plaintiff seeks $98,827 in compensatory damages and other unspecified damages plus interest, attorneys’ fees and costs. The arbitrator after a hearing held on September 22, 2006 awarded that the plaintiff shall recover from the Company the price of the refrigerator and microwave which were ordered and paid for by the plaintiff but not installed in the vehicle, and that all other claims of plaintiff are denied as to the Company. The Plaintiff rejected the arbitration award on October 19, 2006. Subsequently there was a settlement court appearance by which the Company and the Plaintiff agreed to settle the claim in the amount of $2,000. Subsequently, the plaintiff filed a petition for Chapter 7 under the Bankruptcy Code and the vehicle loan holder seized the title of the vehicle. As a result, no liability was accrued as the settlement agreement was not signed.

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

ITEM 2. CHANGES IN SECURITIES

Except as set forth below, there were no unregistered, or any other, sales of equity securities by the Company during the three month period ended June 30, 2007.

On January 19, 2007 the company cancelled 45,000 shares of the Company’s common stock issued to Entremetrix Inc., pursuant to a rescission agreement signed May 6, 2004. According to the rescission agreement all shares related to the rescinded transaction were to be cancelled. The certificate shall be returned to the authorized and un-issued stock.

On April 27, 2007, 38,175 shares of common stock were issued to AJW Offshore, LTD pursuant to Rule 144e for the conversion of $221.42 of convertible debt at $.0058 per share.

On April 27, 2007, 8,413 shares of common stock were issued to AJW Partners, LLC pursuant to Rule 144e for the conversion of $48.80 of convertible debt at $.0058 per share.

On April 27, 2007, 23,046 shares of common stock were issued to AJW Qualified Partners, LLC pursuant to Rule 144e for the conversion of $133.67 of convertible debt at $.0058 per share.

On April 27, 2007, 1,060 shares of common stock were issued to New Millennium Capital Partners II, LLC pursuant to Rule 144e for the conversion of $6.15 of convertible debt at $.0058 per share.

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

None for the second quarter of 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2007	MotivNation, Inc.

	By:	/s/ George R. Lefevre
George R. Lefevre CEO

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