Form 10QSB
period 2007-09-30
MotivNation, Inc.
filed 2007-12-10
CIK 1853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 15, 2007.

Common Stock, Par Value $0.001	15,540,158
Title of Class	Number of Shares Outstanding as of November 15, 2007

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	15
Controls and Procedures	27
Part II	28
Legal Proceedings	28
Changes in Securities	28
Defaults Upon Securities	29
Submission to a Vote	29
Other Information	29
Exhibits and Reports	29
Signatures	30

Exhibits

Index to Exhibits	31
Exhibits	32

Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC.

CONSOLIATED BALANCE SHEET (Unaudited)
SEPTEMBER 30, 2007

ASSETS
Current Assets
Cash	$21,934
Accounts receivable, net	73,074
Prepaid expenses and other current assets	39,347
Inventory	98,252
Total Current Assets	232,607

Property and equipment, net	118,785

Goodwill	166,621
Debt issuance cost, net	30,180
Other assets	51,513

TOTAL ASSETS	$599,706

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$244,463
Accrued liabilities	728,543
Unearned revenue	45,201
Short-term notes payable to related parties	265,517
Current portion of long-term notes payable	4,817
Current portion of capital lease obligations	615
Total Current Liabilities	1,289,156

Long-Term Debt
Long-term notes payable, excluding current portion	537
Convertible notes payable, net of unamortized discount of $1,389,698	532,728
Derivative liabilities	3,700,355
Total Long-Term Debt	4,233,620
Total Liabilities	5,522,776

Stockholders' Deficit
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
13,303,923 shares issued and outstanding	13,305
Paid-in Capital	2,539,823
Accumulated deficit	(7,476,198)
Total Stockholders' Deficit	(4,923,070)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$599,706

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For three months ended			For nine months ended
	September 30,			September 30,
	2007	2006		2007	2006
		(Restated)			(Restated)
NET SALES:
Products	$7,474	$580,167		$404,541	$803,811
Services	487,969	138,607		1,440,847	943,561
Total net sales	495,443	718,774	#	1,845,388	1,747,372
COST OF SALES:
Products	-	252,139		441,482	423,119
Services	433,376	491,490		1,338,959	1,319,242
Total costs of sales	433,376	743,629	#	1,780,441	1,742,361

GROSS MARGIN (DEFICIT)	62,067	(24,855)	#	64,947	5,011

OPERATING EXPENSES:
Selling, general and administrative expenses	261,252	422,844		800,404	1,100,613
Loss on disposal of assets	-	349		18,744	2,808
Total operating expenses	261,252	423,193	#	819,148	1,103,421

OPERATING LOSS	(199,185)	(448,048)		(754,201)	(1,098,410)

Other income (expenses):
Interest and other income	1,870	7,967		4,754	27,002
Change in derivative liabilities	126,443	4,778		176,470	1,954,691
Interest and other expense	(53,068)	(59,312)		(140,928)	(178,578)
Financing costs	(140,867)	(64,557)		(349,201)	(3,527,965)
Total other income (expenses)	(65,622)	(111,124)		(308,905)	(1,724,850)

NET LOSS BEFORE INCOME TAXES	(264,807)	(559,172)		(1,063,106)	(2,823,260)

Provision for income taxes	-	-		2,400	2,400
NET LOSS	$(264,807)	$(559,172)	#	$(1,065,506)	$(2,825,660)

Net loss per share-basic and diluted	$(0.02)	$(0.09)		$(0.12)	$(0.63)

Weighted Average Number of Common Shares	12,094,313	6,237,834		8,790,853	4,464,851

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the nine months ended September 30,	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES		(Restated)
Net loss	$(1,065,506)	$(2,825,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,533	31,825
Provision for bad debt	7,800	-
Compensation recognized on vested shares	-	169,421
Loss on disposal of assets	18,744	2,808
Change in derivative liabilities	(176,470)	(1,954,691)
Noncash interest expense and financing costs	349,201	3,527,965
(Increase) Decrease in:
Accounts receivable	(33,523)	44,963
Inventory	356,077	(384,936)
Prepaid and other assets	43,578	(105,402)
Increase (Decrease) in:
Accounts payable and accrued expenses	325,787	158,695
Unearned revenue	9,591	(125,632)
Net cash flows used in operating activities	(136,188)	(1,460,644)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds received from sale of property and equipment	-	200
Purchase of property and equipment	(1,985)	(9,155)
Net cash flows used in investing activities	(1,985)	(8,955)

CASH FLOW FROM FINANCING ACTIVITIES
Payments on long-term debt	(17,094)	(25,129)
Net repayments to related parties	(3,584)	(28,804)
Net proceeds from convertible notes payable	-	1,678,500
Net cash flows provided by (used in) financing activities	(20,678)	1,624,567

NET INCREASE (DECREASE) IN CASH	(158,851)	154,968

CASH AT BEGINNING OF PERIOD	180,785	96,586
CASH AT END OF PERIOD	$21,934	$251,554

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$2,072	$3,544
Income Taxes Paid	$-	$2,400

Schedule of Noncash Investing and Financing Activities:
Issuance of common shares for:
Reduction of accrued liabilities	$-	$150,000
Convertible notes payable	21,141	55,475
	$21,141	$205,475
Transfer unamortized discount to paid-in capital due to debt conversion	$15,662	$53,327
Transfer derivative liabilities to paid-in capital due to debt conversion	$41,471	$110,722
Issuance of warrants in connection with convertible debt	$-	$1,678,507
Recorded a beneficial conversion feature	$-	$3,393,635
Note payable to related party incurred for assuming accounts payable	$-	$17,098

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

MotivNation, Inc. (“the Company”) provides a full range of services that cater to the custom motorcycle and automotive enthusiast, including the sale, manufacture, converting, customization, armor protecting, and installation of custom-built automotive and motorcycles, auto parts and accessories, as well as restoration, repair, and servicing. MotivNation’s business divisions specialize in customized motorcycles, specialized automotives conversions such as stretched limousines, and is an automotive supplier delivering advanced systems and components to the motor vehicle industry. In third quarter of 2007, the Company begins to cease the business of customizing motorcycles.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The results for the three and nine months ended September 30, 2007 may not be indicative of results for the year ending December 31, 2007 or any future periods.

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

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and report dates. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the three-year life of the debts using the effective interest method. The September 30, 2007 and 2006 valuations were used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

Goodwill: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. No impairment of goodwill was recorded for three and nine months ended September 30, 2007 and 2006.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restatements: The September 2006 financial statements have been restated to account for the restricted stock based compensation. The original accounting treatment for restricted stock based compensation was based upon a subjective determination of the most appropriate value of the Company’s common shares. Specifically, the Company elected to use $0.25 per share for such calculations, representing about a 75% discount of the quoted market price of $1.10 on the date of grant. Upon subsequent re-examination of the circumstances, it was determined that the use of the quoted market price was required by the EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”. Consequently, the calculations were revised and additional stock based compensation expense was recorded. The weighted average number of common shares used to calculate the net loss per share was also revised to exclude all unvested shares. As a result of these corrections, net loss for the three and nine months ended September 30, 2006 has increased by $52,229 to $559,172, and by $130,740 to $2,825,660, respectively, and net loss per share increased to $0.09 from $0.08, and to $0.63 from $0.59, respectively.

Changes to the balance sheet at September 30, 2006 resulting from these corrections are as follows:

	As reported	Restated
Paid-in capital	$1,499,528	$2,418,028
Accumulated deficit	$4,634,676	$5,553,176

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred operating losses totaling $1,065,506 and $2,825,660 for nine months ended September 30, 2007 and 2006, respectively. In addition, the Company has an accumulated deficit of $7,476,198 and its total liabilities exceed its total assets by $4,923,070 as of September 30, 2007. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Management's plans include raising additional working capital through debt or equity financing and increasing marketing efforts to increase revenues. Beginning in second quarter of 2007, the Company closed down the Damon’s facility and disposed substantially all of its assets and inventory. Subsequent to September 30, 2007, the Company sold an aggregate of $175,000 of convertible debentures (See Note 14 - Subsequent Event). The ability of the Company to continue as a going concern is dependent its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items at September 30, 2007:

Accounts Receivable, net
Billed -
Completed jobs	$61,106
Unbilled -
Completed jobs	19,768
Subtotal	80,874
Allowance for Bad Debt	(7,800)
Accounts receivable, net	$73,074
Inventory
Painted materials	$7,463
Mechanical materials	28,566
Body shop materials	11,501
Vehicles	50,922
Total inventory	$98,452
Property and Equipment, net
Automobiles	$19,026
Furniture and fixtures	7,114
Machinery and equipment	186,781
Office equipment	700
213,621
Less: accumulated depreciation	(94,836)
Property and Equipment, net	$118,785
Accrued Liabilities
Accrued payroll and related taxes	$326,749
Credit cards payable	18,542
Accrued vacation	20,666
Accrued interest	305,071
Others	57,515
Total accrued liabilities	$728,543

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes due in 2009, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock. Proceeds from the notes amounted to $1,903,500 after issuance costs, of which the first traunch of $300,000 (less issuance costs of $55,000 and $20,000 for prepaid officers’ life insurance) was received on November 30, 2005, the second traunch of $500,000 (less issuance costs of $6,000) was received on January 5, 2006, and the third and final traunch of $1,200,000 (less issuance costs of $15,500) was received on January 30, 2006. During the first nine months of 2007, the Company has converted $21,141 principal amount into 6,258,459 shares of the Company’s common stock at the request of the note holders. During the first nine months of 2006, the Company has converted $55,475 principal amount into 3,900,000 shares of the Company’s common stock.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded the fair value of the conversion feature, aggregate of $3,992,835, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with any excess or $1,992,835 charged to expense. Amortization expense related to the conversion feature discount for the nine months ended September 30, 2007 and 2006 was $330,077 and $136,531, respectively. Remaining unamortized discount as of September 30, 2007 was $1,389,698.

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

In accordance with the EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of September 30, 2007, the fair values of the conversion feature and the stock warrants aggregated to $3,700,355. The Company recorded a gain of $176,470 and $1,954,691 related to the change in fair value in these derivatives during the first nine months ended September 30, 2007 and 2006, respectively. This amount is recorded as “Change in Derivative Liabilities” a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

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

Restricted Stock Agreements

The Company recognized $169,421 in compensation during the first nine months ended September 30, 2006 based on the vesting conditions provided by the Restricted Stock Agreements dated February 15, 2005.

As of September 30, 2006, all shares under the Agreements were vested.

NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	For three months		For nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(264,807)	$(559,172)	$(1,065,506)	$(2,825,660)
Denominator:
Weighted average number of shares	12,094,313	6,237,834	8,790,853	4,464,851

Net loss per share-basic and diluted	$(0.02)	$(0.09)	$(0.12)	$(0.63)

As of September 30, 2007, the Company has 2.5 million out-of money stock warrants excluded from diluted net loss per share computations as their exercise prices are greater than the average quarterly market price. In accordance with SFAS No. 128, “Earnings Per Share”, the Company has excluded from the calculation of diluted net loss per share approximately 4,051 and 3,973 shares for the three and nine months ended September 30, 2007, respectively, relating to its 10% related party convertible debt that are anti-dilutive. As of September 30, 2007, depending on the stock price on the conversion date, up to maximum of 1,094,56,295 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note5 - Convertible Notes Payable and Derivative Liabilities.”

As the Company incurred net losses for the three and nine months ended September 30, 2006, potential dilutive securities from unvested common stocks totaling 40,963 and 91,279 equivalent shares, respectively, have been excluded from diluted net loss per share computations as their effect was deemed anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share”, the Company has also excluded from the calculation of diluted net loss per share approximately 3,742 and 3,626 shares, respectively, relating to its 10% related party convertible debt that are anti-dilutive. As of September 30, 2006, depending on the stock price on the conversion date, up to maximum of 411,210,564 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note 5 - Convertible Notes Payable and Derivative Liabilities.” Stock warrants to purchase 2,500,000 shares were outstanding, but were not included in the computation of diluted net loss per share because the exercise price of the stock warrants were greater than the average share price of the common stocks, and, therefore, the effect would have been antidilutive.

NOTE 8 - BUSINESS AND CREDIT CONCENTRATIONS

Three customers accounted approximately $307,786 or 63% of the Customized Automotive segment revenues for the three months ended September 30, 2007. One customer accounted for approximately $485,003 or 26.5% of the Customized Automotive segment revenues for the nine months ended September 30, 2007. Four customers accounted for approximately $587,369 or 83.3% of the Customized Automotive segment revenues for the three months ended September 30, 2006. Two customers accounted for approximately $435,000 or 25.4% of the Customized Automotive segment revenues for the nine months ended September 30, 2006.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company maintains its cash deposit accounts at commercial banks. At times, account balances may exceed federally insured limits. The Company has not experienced any losses on these accounts, and management believes the Company is not exposed to any significant risk on cash accounts.

NOTE 9 - GUARANTEES AND PRODUCT WARRANTIES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2007.

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

The following table summarizes the activity related to the product warranty liability during 2007 and 2006:

As of September 30,	2007	2006
Beginning balance	$ 8,994	$ 12,350
Provision of warranties	15,850	9,000
Utilization of reserve	(15,850)	(8,159)
Ending balance	$ 8,994	$ 13,191

NOTE 10 - LEGAL PROCEEDINGS

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

NOTE 10 - LEGAL PROCEEDINGS (CONTINUED)

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

On December 7, 2005, a customer of TrixMotive filed a lawsuit in the Superior Court of Santa Clara County of California against TrixMotive claiming for breach of contract and warranty, intentional and negligence misrepresentation for a customized vehicle. The plaintiff seeks $98,827 in compensatory damages and other unspecified damages plus interest, attorneys’ fees and costs. The arbitrator after a hearing held on September 22, 2006 awarded that the plaintiff shall recover from the Company the price of the refrigerator and microwave which were ordered and paid for by the plaintiff but not installed in the vehicle, and that all other claims of plaintiff are denied as to the Company. The Plaintiff rejected the arbitration award on October 19, 2006. During the second quarter of 2007, there was a settlement court appearance by which the Company and the Plaintiff agreed to settle the claim in the amount approximately of $2,000. Subsequently, the plaintiff filed a petition for Chapter 7 under the Bankruptcy Code and the trustee in bankruptcy, authorized by the United States Bankruptcy Court, intended to consummate the settlement. The Company did not accrue the settlement which was considered immaterial.

On July 3, 2007, a claim was filed in the Superior Court of Los Angeles County of California against TrixMotive, Inc. to seek for a payment of $21,888 due to the California State Compensation Insurance Fund. The liability has been accrued already in prior year. The Company is negotiating the settlement.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company also has short-term notes payable to the officers and a related party, aggregate of $265,518 plus related accrued interest of $38,737 as of September 30, 2007. The notes carry interest at range of 8% to 10% per annum and are unsecured.

On May 15, 2007, the Company and the related parties agreed to extend the note agreement to December 31, 2007 from December 31, 2006.

In July 2006, the Company’s chief executive officer (CEO) assumed a liability of $17,098 payable to a former attorney. A note agreement was entered in the fourth quarter of 2006. Interest was being accrued at 10% per annum.

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

The Company does not track its assets by operating segments. Consequently, it is not practical to show assets by operating segments.

Summarized financial information of the Company’s results by operating segment is as follows:

	For Three Months ended		For Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006
Custom Motorcycle:
Net revenue to external customers	$6,662	$13,985	$15,472	$33,131
Cost of revenue	976	21,059	90,321	67,753
Margin	$5,686	$(7,074)	$(74,849)	$(34,622)

Custom Automotive:
Net revenue to external customers	$488,781	$704,789	$1,829,916	$1,714,241
Cost of revenue	432,400	722,570	1,690,120	1,674,608
Margin	$56,381	$(17,781)	$139,796	$39,633

Total Net Revenue to External Customers	$495,443	$718,774	$1,845,388	$1,747,372
Total Cost of Revenue	433,376	743,629	1,780,441	1,742,361
Total Margin	62,067	(24,855)	64,947	5,011

Intersegment transactions are recorded at cost. The margins reported reflect only the direct controllable expenses of each line of business and do no represent the actual margins for each operating segment because they do not contain corporate and general and administrative expenses, reduction of goodwill as well as stock-based compensation incurred in support of the lines of business.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of operating segment margin to net loss before income taxes
	For Three Months ended			For Nine Months ended
	September 30,			September 30,
	2007	2006		2007	2006
Total margin for reportable segments	$62,067	$(24,855)	#	$64,947	$5,011
Corporate and general and administrative expenses	(261,252)	(422,844)		(800,404)	(1,100,613)
Loss on disposal of assets	-	(349)		(18,744)	(2,808)
Interest and Other Expense	(53,068)	(59,312)		(140,928)	(178,578)
Financing costs	(140,867)	(64,557)		(349,201)	(3,527,965)
Change in Derivative Liabilities	126,443	4,778		176,470	1,954,691
Interest and Other Income	1,870	7,967		4,754	27,002
Net loss before income taxes	$(264,807)	$(559,172)		$(1,063,106)	$(2,823,260)

NOTE 13 - JOINT VENTURE AGREEMENT

In third quarter of 2007, the Company entered a preliminary agreement to establish a joint venture with a Chinese company to design, manufacture, and develop products for the automotive market in China.

NOTE 14 - SUBSEQUENT EVENT

In November 2007, the Company sold in a private transaction an aggregate of $175,000 of convertible debentures (the “2007 Debentures”). The principal amount of the 2007 Debentures outstanding accrues interest at the rate of 8% per annum payable quarterly. The 2007 Debentures are convertible into shares of the Company’s common stock at 50% of the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date. The 2007 Debentures are repayable, principal and accrued interest, on November 16, 2010. The 2007 Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of the Company’s outstanding common stock at the time of such conversion.

In addition, purchasers of the 2007 Debentures received warrants exercisable to purchase an aggregate of 15,000,000 shares of the Company’s common stock at an exercise price of $0.002 per share (the "2007 Debenture Warrants"). The 2007 Debenture Warrants shall have a seven year term from date of issuance and have a cashless exercise feature.

The Company will file a Registration Statement covering the resale of the common shares underlying the notes and warrant within 30 days of the closing date. The Company shall respond to all SEC comments within 10 calendar days of receipt of said comments and will use its best efforts to cause the Registration Statement to become effective within 120 days of the closing date.

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

Results of Operations

Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006 are as follows:

	3 Months Ended September 30, 2007	3 Months Ended September 30, 2006 (restated)	Percentage Change Increase (Decrease)

Revenue	$495,443	718,774	(31.1)%
Cost of revenue	433,376	743,629	(41.7)%
Gross Profit (loss)	62,067	(24,855)	349.7%
Total Operating expenses	261,252	423,193	(38.3)%
Total Other expenses	65,622	111,124	(40.9)%

Provision for income taxes	0	0	0%

Operating (loss)	$(264,807)	(559,172)	(52.6)%

Revenues

      We had total revenues of $495,443 and $718,774 for the three month period ended September 30, 2007, and 2006 respectively. The decrease in the Company’s revenue of 31.1% can be attributed to the focus on client based custom conversions.

Cost of Revenues

      We incurred total costs of $433,376 and $718,774 for the three month period ended September 30, 2007, and 2006, respectively. Our cost of revenues decreased 41.7% from the third quarter in 2007 compared to same period in 2006. This is primarily due to the respective decrease in revenues, and no longer providing fully built in-house vehicles.

Operating Expenses

Our selling, general and administrative expenses consist primarily of sales, marketing, production and other administrative personnel, cost of facilities and related spending, salaries, and related costs for executive. The company’s major expenses decreased by 42.7% for the third quarter of 2007 versus 2006. This primarily occurred from the decreases in consulting and bad debt expense of 100% and 80.1%. In addition decreases in salary & wages, insurance and accounting expense of approximately 24.9%, 37.5%, and 3.9% respectively. Additional contributions to the decrease were in rent, and utilities expense of 25.5%, and 51.9% respectively. There was also a decrease in depreciation and shipping/delivery expense of 10.5% and 42.0% respectively. The decrease was offset by increases in advertising/promotion of 11.1% for the third quarter of 2007 compared to 2006. Total expenses were $261,252 for the third quarter of 2007, a 42.7% decrease compared to the third quarter of 2006. The major expenses incurred during the three months ended September 30, 2007 and 2006 were:

	3 Months Ended September 30, 2007	3 Months Ended September 30, 2006	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$43,895	$58,956	(25.5)%
Salary & Wages	89,936	119,756	(24.9)%
Insurance	33,983	54,344	(37.5)%
Accounting Fees	11,000	11,450	(3.9)%
Consulting	0	56,310	(100)%
Advertising/Promotions	11,719	10,545	11.1%
Shipping and Delivery	2,338	4,031	(42.0)%
Depreciation	9,645	10,781	(10.5)%
Bad debt expense	7,800	39,180	(80.1)%
Loss from disposal of assets	0	0	0%
Utilities	4,209	8,750	(51.9)%

Total Major Expenses	214,525	374,451	(42.7)%

Total Expenses	261,252	423,193	(38.3)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended September 30, 2007 and 2006 are as follows:
	3 Months Ended September 30, 2007	3 Months Ended September 30, 2006	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	1,870	7,967	(76.5)%
Change in derivative liabilities	126,443	4,778	(2546.4)%
Interest and other expenses	(53,068)	(59,312)	(9.7)%
Financing costs	(140,867)	(64,557)	118.2%
Total other income (expenses)	(65,622)	(111,124)	(40.9)%

Net (loss)	$(264,807)	(559,172)	(52.6)%

During the three months ended September 30, 2007, our total other expenses decreased by 40.9% compared to the three months ended September 30, 2006. This was primarily due to decrease in change in derivative liability of 2,546.4%. In addition interest and other income decreased by 76.5%. This decrease was offset by a decrease in interest and other expenses of 9.7%, and an increase in financing costs of 118.2% for the third quarter of 2007 compared to the same period in 2006. Net loss decreased 52.6% primarily due to the 42.7% and 40.9% decrease in total major expense and total other expenses. In addition the Company consolidated Damon’s Motorcycle division into the Trixmotive building to limit the overall expenses. As a result no new business occurred for Damon’s in the third quarter.

Nine Months Ended September 30, 2007 compared to the Nine Months Ended September 30, 2006

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006 are as follows:

	9 Months Ended September 30, 2007	9 Months Ended September 30, 2006 (restated)	Percentage Change Increase (Decrease)

Revenue	$1,845,388	1,747,372	5.6%
Cost of revenue	1,780,441	1,742,361	2.2%
Gross Profit (loss)	64,947	5,011	1196.1%
Total Operating expenses	819,148	1,103,421	(25.8)%
Total Other expenses	308,905	1,724,850	(82.1)%

Provision for income taxes	2,400	2,400	0%

Operating (loss)	$(1,065,506)	(2,825,660)	(62.3)%

Revenues

      We had total revenues of $1,845,388 and $1,747,372 for the nine month period ended September 30, 2007, and 2006 respectively. The slight increase in the Company’s revenue of 5.6% can be attributed to the focus on client based custom conversions.

Cost of Revenues

      We incurred total costs of $1,780,441 and $1,742,361 for the nine month period ended September 30, 2007, and 2006, respectively. Our cost of revenues increased 2.2% from the third quarter in 2007 compared to same period in 2006. This is primarily due to the respective increase in revenues, and the losses taken on our in-house vehicles.

Operating Expenses

Our selling, general and administrative expenses consist primarily of sales, marketing, production and other administrative personnel, cost of facilities and related spending, salaries, and related costs for executive. The company’s major expenses decreased by 27.4% for the third quarter of 2007 versus 2006. This primarily occurred from the decrease in consulting and salary & wages expense of 97.1% and 25.8% respectively. In addition there were decreases in bad debt and accounting expense of approximately 60.6%, and 11.3% respectively. Additional contributions to the decrease were in advertising/promotion, shipping/delivery, and depreciation expense of 21.2%, 41.7%, and 10.3% respectively. In the third quarter of 2007 there was a decrease in utilities and insurance expense of 9.2% and 8.4% respectively compared to the same period in 2006. The decrease was offset by increases in rent expense and loss from disposal of assets of 0.9%, 567.7%, for the third quarter of 2007 compared to 2006. Total expenses were $819,148 for the third quarter of 2007, a 25.8% decrease compared to the third quarter of 2006. The major expenses incurred during the nine months ended September 30, 2007 and 2006 were:

	9 Months Ended September 30, 2007	9 Months Ended September 30, 2006 (Restated)	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$164,686	$163,285	0.9%
Salary & Wages	259,343	349,364	(25.8)%
Insurance	104,419	113,947	(8.4)%
Accounting Fees	33,000	37,207	(11.3)%
Consulting	3,811	129,798	(97.1)%
Advertising/Promotions	18,799	23,845	(21.2)%
Shipping and Delivery	11,987	20,549	(41.7)%
Depreciation	28,534	31,825	(10.3)%
Bad debt expense	15,812	40,166	(60.6)%
Loss from disposal of assets	18,742	2,807	567.7%
Utilities	15,569	17,143	(9.2)%

Total Major Expenses	674,702	929,936	(27.4)%

Total Expenses	819,148	1,103,421	(25.8)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the nine months ended September 30, 2007 and 2006 are as follows:

	9 Months Ended September 30, 2007	9 Months Ended September 30,2006	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	4,754	27,002	(82.4)%
Change in derivative liabilities	176,470	1,954,691	(91.0)%
Interest and other expenses	(140,928)	(178,578)	(21.1)%
Financing costs	(349,201)	(3,527,965)	(90.1)%
Total other income (expenses)	(308,905)	(1,724,850)	(82.1)%

Net (loss)	$(1,065,506)	(2,825,660)	(62.3)%

During the nine months ended September 30, 2007, our total other expenses decreased by 82.1% compared to the nine months ended September 30, 2006. This was primarily due to decreases in financing costs and the change in derivative liabilities of approximately 90.1% and 91.0% respectively. In addition interest/other expenses and interest/other income decreased by 21.1% and 82.4% respectively for the third quarter of 2007 compared to the same period in 2006. Net loss decreased 62.3% primarily due to the 25.8% and 82.1% decrease in total operating expense and total other expenses.

Liquidity and Capital Resources

Our cash, accounts receivable, prepaid expenses, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2007, as compared to September 30, 2006 were as follows:

	September 30,	September 30,
	2007	2006

Cash	$21,934	$251,554
Accounts receivable net	73,074	47,442
Prepaid expenses/other current assets	39,347	43,864
Inventory	98,252	550,790
Total current assets	232,607	893,650
Total assets	599,706	1,564,951
Total current liabilities	1,289,156	904,133
Total liabilities	5,522,776	4,948,053

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

Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable. At September 30, 2007, we had a working deficit of $1,056,549.

Operating activities:

Net cash used in operating activities was $136,188 for the nine months ended September 30, 2007. This resulted primarily from a net loss of $1,065,506, as well as a change in derivative liabilities of $176,470. In addition the increase in accounts receivable of $33,523 contributed. An offset to this was noncash interest expense and financing costs of $349,201 and a decrease in inventory of $356,077. An additional offset was an adjustment in depreciation, loss on disposal of assets, and accounts payable/accrued liabilities of $28,533, $18,744, and $325,787, respectfully.

Investing activities:

Net cash used in investing activities was $1,985 which was primarily due to the purchase of property and equipment of $1,985.

Financing activities:

Net cash used in financing activities was $20,678 for the nine months ended September 30, 2007, and resulted primarily from payments on long-term debt of $17,094. In addition the company made net repayments to related parties of $3,584.

Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability. Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity. These steps include increasing operating revenues over last year through the growth of the business by expanding our product line to other areas of the conversion business such as van conversions. In addition the company has been looking into, reducing costs by bringing certain projects in-house through possible acquisitions, and constantly testing the market for better pricing on our costs of goods sold. As well as making timely payments of our obligations, building our stock and debt sources to provide additional working capital, and continuing to review our business plan to assure we are moving the business forward in a cost-effective manner. The company will and continuing continue to examine the segments of our business that offer the most profitable opportunity for success and eliminating operations and practices which detract from our profitability. During the third quarter of 2007 the company sold its last in-house custom vehicle, and is now focusing on selling client end custom automotive conversions.

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

Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment annually, and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2007, the Company had a loss on disposal of assets of $18,742 for the year to date.

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

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our financial statements for the year ended December 31, 2006 and the notes to our unaudited financial statements for the three months ended September 30, 2007, however it includes an explanatory paragraph indicating there is a substantial doubt about the Company’s ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional debt and/or equity financing. There can be no assurances that these plans will be successful.

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

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

Our success is heavily dependent on the efforts, abilities and continued active participation of George R. Lefevre, Jay Isco, and Leslie McPhail, our CEO, CFO, and Chief Operating Officer respectively. Mr. Richard Perez the co-founder of Damon’s Motorcycle Creation departed from the Company in the second quarter of 2007. The loss of the services of these individuals, and other principal design or technical staff, would diminish our ability to deliver signature work that our clients desire and otherwise severely harm our business because of their irreplaceable skills and experience. We maintain “key person” life insurance on Mr. Lefevre and Mr. Isco; however we do not retain insurance on Mrs. McPhail. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff. There can be no assurance that we will be able to recruit or retain other qualified personnel, should it be necessary to do so.

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

ITEM 2. CHANGES IN SECURITIES

Except as set forth below, there were no unregistered sales of equity securities by the Company during the three month period ended September 30, 2007.

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

None for the third quarter of 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MotivNation, Inc.

Dated: December 7, 2007	By:	/s/ George R. Lefevre
George R. Lefevre, CEO

INDEX TO EXHIBITS

Exhibit 31.1 - Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2 - Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32 33 34 35