Form 10KSB
period 2007-12-31
MotivNation, Inc.
filed 2008-05-15
CIK 1853

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The issuer’s revenues for its most recent fiscal year ended December 31, 2007 was $2,228,809.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the closing price, as of April 1, 2008 was approximately $40,008 based on a share value of $0.0025.

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2007 was 16,266,157 shares. As of March 31, 2008, 18,790,166 shares of the issuer’s Common Stock were outstanding.

Documents Incorporated by Reference

None

Transitional Small Business Disclosure Format (check one):  Yes __ No X

MOTIVNATION, INC.
FOR THE FISCAL YEAR ENDED
December 31, 2007

Index to Report
on Form 10-KSB

PART I	Pages(s)

Item 1.	Description of Business.	1
Item 2.	Description of Property.	4
Item 3.	Legal Proceedings.	4
Item 4.	Submission of Matters to a Vote of Security Holders.	6

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	Our ability to distribute, sell, and market our services and products;
•	Our ability to develop and offer new services and products;
•	The performance of our automotive products and accessories;
•	The significant and ongoing funds needed to achieve our production, marketing, and sales objectives;
•	The appeal of our services and products to consumers;
•	Our ability to generate adequate revenue to support our operations;
•	Our ability to maintain positive cash flow resulting from extended periods of monetary responsibility in the form of labor for extensive custom works in progress;
•	The loss or injury of our principal design or technical staff; and
•	Changes in environmental regulation and enforcement relating to our operations, including those governing VOC emissions.

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

In December of 2007, MotivNation, Inc. decided to discontinue the operations of the Damon’s division due to lack of sales, and cash flow to sustain operations. The company still retains rights to the Damon’s name and may in the future resurrect the operations.

 (b) Business of Issuer

Following the acquisitions of Damon’s, and TrixMotive, we ceased our prior business operations, but we intend to continue in the automotive industry that Damon’s and TrixMotive, are a part of as well as plan to expand these businesses using the assets we acquired. Damon’s was in the business of customizing motorcycles and automobiles for individuals and performing custom parts and accessories for independent dealers and manufacturers.  TrixMotive is in the business of converting automobile chassis into stretched limousines and other specialized automotives.

Additionally, the company provides a full-range of services that cater to the custom automotive enthusiast, including the sale, manufacture, converting, customization, armor protecting, and installation of custom auto parts and accessories, as well as restoration, repair, and servicing. TrixMotive is also specialized in custom paint work for automotives while engaging in the retail sale of aftermarket automotive parts, accessories, and related apparel.

Our target clients fall into two categories: the individual custom automotive enthusiast or collectors of the “one of a kind” custom auto creations, and those of local fabricators, custom shops, and Original Equipment Manufacturers.  Our primary market is the latter of two listed and these customers buy materials, supplies, and finished parts for their work in serving the growing market of custom or modified automobile creations.  In addition to distributing several lines of materials and equipment, we plan to provide training through independent dealers and our own distribution infrastructure to our primary market clientele.

Principal Products or Services

Our manufacturing operations consist of in-house production of components and parts, assembly and finishing of components, painting, conversion and assembly of automobiles, and quality control, which includes performance testing of finished products under running conditions.  The custom design, fabrication, finish and paint processes are moved into and out of each aspect of the manufacturing process.

We offer various products and services depending on which client we are catering to.  For our individual retail clients we offer products and services direct and include restoration work, finish and paint for automobiles as well as signature paint and design applied to non automotive personal property.  For our independent dealers we offer products and services direct to the dealers which include custom and signature finish and design work on a dealer’s own restoration or manufactured work.  We also offer consultative work in the preparation of signature paints blends, techniques, and design advice related to the dealer’s own project.  For our original equipment manufacturers we offer services and products that include signature design and fabrication for manufactured parts and accessories, which are a party of a “designer” or “signature” series of products or design themes.  These products and services are also sold direct to the original equipment manufacturers.

Competition

The market for our products and services are highly competitive and there are no substantial barriers to entry.  There are a lot of competitors in this industry but our main ones are:  Tiffany Coachworks, Pinnacle Limousine, Coach Industries Group, Aladdin Limousine, VIP Coachworks, and Royal Coach by Victor. We expect that competition will intensify and new competitors may enter the market with the growing trends of custom automobiles, which may result in a reduction in profit margins on our products and services.

Sources of Materials and Suppliers

We obtain our supplies from national manufacturers and after market manufacturers of automotive parts, paints, and supplies.  These supplies are readily available and there is no dependency on any single supplier.  We have no need for long term supply contracts since material and parts cost are not the most significant factor to the cost of our completed work.

Dependence on One or More Customers

One customer accounted for approximately $627,707 or 28% of the Customized Automotive segment revenues for the year ended December 31, 2007. The Company has no major customer for the year ended December 31, 2006.

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

Personnel

As of March 31, 2008 we had 32 full-time employees, including 28 in production staff and 4 in sales and administration. Management believes our future success will depend in large part upon our ability to attract and retain qualified employees.  We have no collective bargaining agreements with our employees and believe our relations with our employees are good.

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

ITEM 2.                      DESCRIPTION OF PROPERTY.

MotivNation maintains its corporate headquarters at 18101 Von Karman Ave. Ste 330, Irvine, CA 92612.   As of February 2008 we currently participate in an identity package at this location. Under this package we have access to the board rooms, and day offices to conduct our business. The monthly cost is approximately $155 per month plus any additional services that may be used.  We intend to continue this identity package for the foreseeable future.

Damon’s leases 1 unit that is approximately 13,890 square feet of retail, service, warehouse, and fenced yard space. The units are located at 1741 E. Lambert Road, La Habra, CA 90631. The lease requires a monthly rental payment of approximately $5,000. Currently the company has assigned the lease to IMZZ industries in full, with consent from the lessor. The assignment expires on August 31, 2008.

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

On July 3, 2007, a claim was filed in the Superior Court of Los Angeles County of California against TrixMotive, Inc. to seek for a payment of $21,888 due to the California State Compensation Insurance Fund. The Company agreed to pay $750 per month commencing January 10, 2008 until the amount as paid in full. The liability has been accrued already in prior year.

On January 24, 2008, a customer of TrixMotive filed a lawsuit in the Superior Court of Middlesex County of New Jersey against TrixMotive claiming for breach of contract and warranty, intentional and negligence misrepresentation for a customized vehicle. The claim is in early stage and the outcome of this matter is not determinable.

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

	2007*		2006*
	High	Low	High	Low
1st Quarter	$0.045	$0.015	$0.05	$0.028
2nd Quarter	$0.025	$0.011	$0.06	$0.012
3rd Quarter	$0.018	$0.003	$0.069	$0.0095
4th Quarter	$0.009	$0.001	$0.029	$0.0095

	2008*
	High	Low
1st Quarter	$0.008	$0.0017

* Prices have been modified to reflect post split values

Holders of Common Stock

As of March 31, 2008, we had approximately 546 stockholders of record of the 18,790,166 shares outstanding

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

Transfer Agent and Registrar

MotivNation’s transfer agent is Fidelity Transfer Company, 8915 S. 700 E., Suite 102, Sandy, UT  84070

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

On November 16, 2007 MotivNation entered into a subscription agreement to issue $175,000 at an 8% annual interest rate. The convertible debentures can be converted into shares of common stock with the conversion price being 50% of the average of the lowest three closing bid prices of the common stock during the 20 trading day preceding the conversion date.

The above notes were issued to the following: AJW Master Fund, Ltd for $163,450 secured convertible debenture, AJW Partners, LLC for $9,275 secured convertible debenture, and New Millennium Capital Partners II, LLC for $2,275 secured convertible debenture.

In connection with the convertible notes, the following common stock issuable upon the exercise of warrants at $0.002: 795,000 shares of common stock issuable to AJW Partners, LLC, 14,010,000 shares of common stock issuable to AJW Master Fund, Ltd, and 195,000 shares of common stock issuable to New Millennium Capital Partners II, LLC

The holders of the 8% convertible debentures may not convert its securities into shares of MotivNation’s common stock if after the conversion such holder would beneficially own over 4.99% of the outstanding shares of MotivNation’s common stock. Since the number of shares of MotivNation’s common stock issuable upon conversion of the debentures will change based upon fluctuations of the market price of MotivNation’s common stock prior to a conversion, the actual number of shares of MotivNation’s common stock that will be issued under the debentures owned by the holders is based on a reasonable good faith estimate of the maximum amount needed.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

Our current plan of operation provides a full-range of services that cater to the custom automotive enthusiast, including the sale, manufacture, converting, customization, armor protecting, and installation of custom auto parts and accessories, as well as restoration, repair, and servicing. TrixMotive is in the business of converting automobile chassis into stretched limousines and other specialized automotives. TrixMotive is also specialized in custom paint work for automotives while also engaging in the retail sale of aftermarket automotive parts, accessories, and related apparel.

Our target clients fall into two categories: the individual custom automotive enthusiast or collectors of the “one of a kind” custom auto creations, and those of local fabricators, custom shops, and Original Equipment Manufacturers.  Our primary market is the latter of two listed and these customers buy materials, supplies, and finished parts for their work in serving the growing market of custom or modified automobile creations.  In addition to distributing several lines of materials and equipment, we plan to provide training through independent dealers and our own distribution infrastructure to our primary market clientele.

Fiscal Year 2007 Compared to Fiscal Year 2006

Results of Operations for the Years Ended December 31, 2007 and 2006 Compared.

	Year Ended December 31, 2007	Year Ended December 31, 2006
			Revenues	$ 2,228,809	$ 2,329,507

Cost of Revenues	2,120,716	2,283,297

Gross Profit	108,093	46,210

Total Operating Expenses	1,257,366	1,847,617

Total Other Expenses	399,812	1,879,369

Provision for income taxes	2,400	2,400

Discontinued Operations	207,293	215,072

Net Loss	$ 1,758,778	$ 3,683,176

Revenue

	2007	2006	Increase/(decrease)
			$
For the year ended December 31:
Revenue	$ 2,228,809	$ 2,329,507	$ (100,698)

Revenues for the year ended December 31, 2007 were $2,228,809 compared to revenues of $2,329,507 in the year ended December 31, 2006. This resulted in a decrease in revenues of $100,698, approximately 4.3% from the same period one year ago.

Cost of Revenues

	2007	2006	Increase/(decrease)
			$

For the year ended December 31:
Cost of revenue	$2,120,716	$2,283,297	$ (162,581)

Cost of revenues for the year ended December 31, 2007 was $2,120,716 a decrease of $162,581 from $2,283,297 for the same period ended December 31, 2006.  The decrease in cost of revenues of approximately 7.1% was primarily due to the direct costs associated with the decrease in revenues compared to last year.

Operating expenses

Our selling, general and administrative expenses consist primarily of sales, marketing, production and other administrative personnel, cost of facilities and related spending, salaries, and related costs.  Major expenses increased by 37% for the same period in 2007 versus 2006, primarily as a result of decreases in consulting and bad debt expense of 99% and 83%, respectively. Also attributing largely to the decrease was a decrease in salary and wages of $94,920, or 22.6% during the twelve months ending December 31, 2007 compared to same prior period. Additional decreases were in accounting, advertising, and insurance fees of 11.6%, 18.5% and 34%, respectively for the same time period. Also contributing were decreases in loss on disposal of assets, shipping/delivery, and utilities expense of 38.5%, 41.8%, and 32.3% for the same period in 2007 versus 2006. The largest offset was an increase in legal expense of $12,158 or 497.9%. There were also increases during this period in depreciation, rent, and stock related fees of 6%, 12.5%, and 119%. Total Operating expenses were $1,257,366 and $1,664,367, respectively, for the twelve months ended December 31, 2007 and 2006.

The Major expenses incurred during the twelve months ended December 31, 2007 and 2006 were:

	12 Months Ended December 31, 2007	12 Months Ended December 31, 2006	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$175,095	155,675	12.5%
Salary & Wages	325,986	420,907	(22.6)%
Insurance	97,867	148,233	(34.0)%
Accounting Fees	58,769	66,488	(11.6)%
Consulting	3,811	384,775	(99.0)%
Advertising	23,404	28,703	(18.5)%
Shipping and Delivery	14,368	24,693	(41.8)%
Depreciation	23,138	21,827	6.0%
Bad debt expense	8,416	49,379	(83.0)%
Impairment of Goodwill	166,621	166,621	0.0%
Loss on disposal of assets	3,914	6,368	(38.5)%
Utilities	17,425	25,720	(32.3)%
Legal	14,600	2,442	497.9%
Stock Related	18,450	8,424	119.0%

Total Major Expenses	951,864	1,510,256	(37.0)%

Total Operating Expenses	$1,257,366	$1,664,367	(24.5)%

Other Income (Expenses) and Net Loss

Our other income and expenses and net loss for the twelve months ended December 31, 2007 and 2006 are as follows:
	12 Months Ended December 31, 2007	12 Months Ended December 31, 2006	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	5,063	17,874	(71.7)%
Change in derivative liabilities	366,415	1,936,311	(81.1)%
Interest expenses	(16,131)	(227,757)	(92.9)%
Financing costs	(755,159)	(3,606,136	(79.1)%
Total other income (expenses)	(399,812)	(1,879,708)	(78.7)%

Net (loss)	$(1,758,778)	(3,683,176)	(147.8)%

Other expenses decreased approximately $1,479,896 from the year ending December 31, 2007 compared to the same period in 2006. This was primarily due to decreases in finance costs and interest expense of $2,850,977 and $211,626 respectively. Finance costs increased primarily due to the company receiving less financing in 2007 compared to 2006. This decrease was offset by an decrease in change of derivative liability of $1,569,896, and interest and other income of $12,811. The net loss for the year ended December 31, 2007 was $1,758,778, versus a net loss of $3,683,176 for the year ended December 31, 2006, a decrease in net loss of $1,924,398, or 52.2%

LIQUIDITY AND CAPITAL RESOURCES

 Our cash, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2007, as compared to December 31, 2006 were as follows:

	December 31,	December 31,
	2007	2006

Cash	$96,524	$180,952
Accounts receivable	13,953	13,275
Inventory	37,057	379,198
Prepaid expenses	27,518	18,881
Net assets of discontinued operations	0	134,865
Total current assets	175,052	18,881
Total assets	349,673	1,117,290
Total current liabilities	1,348,294	891,362
Total liabilities	5,956,115	5,021,804

At December 31, 2007, we had a working deficit of $1,173,242 resulting primarily from the company’s large short-term notes payable, Accrued liabilities and trade accounts payable.

Net cash used in operating activities was a negative $171,088 for the year ending December 31, 2007. This resulted primarily from the net loss of $1,758,778. Contributing to the net loss was a change in derivative liability of $366,415. In addition there was an increase in A/R, and prepaid/other assets of $9,094, and $8,537. Offsetting the net loss was adjustment to depreciation, impairment of goodwill, loss on disposal of assets, and provision for bad debt of $23,138, $166,621, $3,914, and $8,416. Another offset is noncash interest expense and financing costs of $755,159. In addition a decrease in inventory of $342,141, and increases in A/P/Accrued liabilities, and unearned revenue of $383,719, and $81,335 respectively offset the net loss.

Net cash provided in investing activities for the year ending December 31, 2007 was a negative $3,775 which was primarily due to the purchase of property and equipment.

Net cash from financing activities was $152,275 for the year ending December 31, 2007 and resulted primarily from net proceeds from convertible debt of $175,000. This was slightly offset by repayments of long-term debt and capital lease obligations of $17,111. In addition there were repayments to related parties of $5,614.

           Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability.  Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity.  These steps include increasing operating revenues over last year through the growth of the business by expanding our product line to offer van and hearse conversions to overseas clientele. The company is constantly testing the market for better pricing on our costs of goods sold. As well as making timely payments of our obligations, building our stock and debt sources to provide additional working capital, and continuing to review our business plan to assure we are moving the business forward in a cost-effective manner. The company will and continuing continue to examine the segments of our business that offer the most profitable opportunity for success and eliminating operations and practices which detract from our profitability. During the course of 2007 the company sold its remaining in-house custom vehicles, and is now focusing on selling client end custom automotive conversion.

Going Concern

There can be no assurance that we will be successful in executing our plans to improve operations or obtain additional debt or equity financing. If the company is unable to have adequate cash from operations and is unsuccessful in obtaining financing, the company would have to cut back on operations. In addition there would be substantial doubt as mentioned in our financial footnotes about our ability to continue due to a decrease in our working capital and inability to obtain financing. The operations of the company have continued to be unprofitable and cash flow negative. The company has been dependent on outside institutions for additional funding to keep the operations running. The lack of cash flow has also resulted in increased company liabilities due to the non payment of federal and state payroll taxes. In addition the company is at further risk due to  lack of workers compensation insurance coverage since the fourth quarter. If positive cashflow or continued funding can not be achieved, the company will have to look at other avenues to continue business. This may possibly include an acquisition or merger of another operation/company by the exchange of shares. The company may also choose to shut down the current operations of the TrixMotive subsidiary, and the Company will act as a shell company for another business transaction.

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

Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment annually, and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2007, the Company had an impairment of goodwill of $166,621 and a loss on disposal of assets of $3,914.

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

If we do not achieve profitability, our business may not grow or continue to operate.  In order to become profitable, we must increase our revenues and/or decrease expenses.  We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period.  We recorded a net loss of $1,758,778 for the year ended December 31, 2007, and have an accumulated deficit of $8,169,470.  We could incur net losses for the foreseeable future.  We will need to generate additional revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability.  Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability.  If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We may require additional funds to operate in accordance with our business plan.

We may not be able to obtain additional funds that we may require.  We do not presently have adequate cash from operations or financing activities to meet our long-term needs.  Our operations have been financed to date through debt and sales of our equity.  We believe our estimated cash flow from operations will be sufficient to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations for approximately 3 months.

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

The report of our independent auditors accompanying our financial statements for the year ended December 31, 2007 and previous filings include an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern due to recurring losses.  We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, and additional debt and/or equity financing.  There can be no assurances that these plans will be successful.

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

The automobile customization and accessories market is competitive and there are no substantial barriers to entry.  We expect that competition will intensify and that new competitors may enter the market in the future.  Increased competition may result in reduced profit margins on our products and services.

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

We are largely dependent on duties performed by the officers of the company George R. Lefevre, and Leslie McPhail. In addition we are dependent on the co-founder of Moonlight Industries, David McPhail for specific proprietary technical knowledge and specialized market knowledge.  Our intellectual property and our ability to successfully market and distribute our products and services may be at risk from the unanticipated accident, injury, illness, incapacitation, or death of either, Mr. Lefevre, Mrs. McPhail, or Mr. McPhail or the loss of other principal design or technical staff.  Upon such occurrence, unforeseen expenses, delays, losses, and diminished abilities to deliver signature work that our client’s desire may be encountered.  We maintain “key person” life insurance on Mr. Lefevre, but do not carry insurance on Mrs. McPhail and Mr. McPhail.

The company has recently lost key personnel in 2007 and 2008. In 2007 the closing of the Damon’s facility due to a lack of business and cash flow resulted in the loss of Richard Perez the co-founder of Damon’s Motorcycle Creations. In addition Jay Isco the former CFO and Secretary resigned in February of 2008, due to non payment of salaries. The current CEO and CFO George Lefevre has also gone without salary for all of 2007, and there can be no assurance that the company will be able to retain his services without payment of salary.

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

We are subject to federal, state, and local government regulations affecting automotive customization and restoration that may affect our operations.

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

Our success is dependent upon the popularity of Customized Automotives.

Although our products and services are not limited to that of customized stretched automotives, the success of our business is depended upon the popularity of the custom automotive industry. There can be no assurance, however, that the current popularity of custom automotives will continue. If such popularity declines, our business operations may be adversely affected.

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

As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result of fiscal year comparisons and our results of operations may not be meaningful.  If our results of operations fall below the expectations of investors, the trading price of our common stock would likely be materially and adversely affected.  You should not rely on our results of any period as an indication of our future performance.  Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control such as:

•	Our ability to retain existing customers;
•	Our ability to attract new customers at a steady pace;
•	Our ability to maintain customer satisfaction;
•	The extent to which our products and services gain market acceptance;
•	Introductions of products and services by competitors;
•	Price competition in the markets in which we compete;
•	Our ability to attract, train, and retain skilled management;
•	The amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and
•	General economic conditions and economic conditions specific to the aftermarket automotive parts, services, and accessories industry.

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

ITEM 7.                      FINANCIAL STATEMENTS.

See Financial Statements and Financial Statement Schedules appearing on page F-1 through F-20 of this Form 10-KSB.

HAROLD Y. SPECTOR, CPA                                                 SPECTOR, WONG & DAVIDIAN, LLP                                                       TEL:   1-888-584-5577
CAROL S. WONG, CPA                                                                 Certified Public Accountants                                                                 FAX:  1-626-584-6447
                                                                                                             80 SOUTH LAKE AVENUE
                                                                                                                PASADENA, CA  91101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

   MotivNation, Inc.

We have audited the accompanying consolidated balance sheets of MotivNation, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MotivNation, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Spector, Wong & Davidian, LLP
Pasadena, California
May 12, 2008

MOTIVNATION, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
ASSETS
Current Assets
Cash	$ 96,524	$ 180,952
Accounts receivable, net	13,953	13,275
Inventory	37,057	379,198
Prepaid expenses and other current assets	27,518	18,881
Net assets of discontinued operations	-	134,865
Total Current Assets	175,052	727,171

Property and equipment, net	99,403	122,680
Goodwill	-	166,621
Debt issuance cost, net	23,805	49,305
Other assets	51,413	51,513

TOTAL ASSETS	$ 349,673	$ 1,117,290
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 182,269	$ 180,278
Accrued liabilities	764,033	382,305
Unearned revenue	116,945	35,610
Net liabilities of discontinued operations	10,588	-
Short-term notes payable to related parties	269,487	275,101
Current portion of long-term notes payable	3,430	3,687
Current portion of capital lease obligations	1,542	14,381
Total Current Liabilities	1,348,294	891,362
Long-Term Debt
Long-term notes payable, excluding current portion	-	3,754
Capital lease obligations, excluding current portion	-	261
Convertible notes payable, net of unamortized discount of $1,394,249 and	698,786	208,131
$1,735,436 for 2007 and 2006, respectively
Derivative liabilities	3,909,035	3,918,296
Total Long-Term Liabilities	4,607,821	4,130,442
Total Liabilities	5,956,115	5,021,804
Stockholders' Deficit
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
issued and outstanding 2007 16,266,157 shares; 2006 7,045,463 shares	16,267	7,046
Paid-in Capital	2,546,761	2,499,132
Accumulated deficit	(8,169,470)	(6,410,692)
Total Stockholders' Deficit	(5,606,442)	(3,904,514)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 349,673	$ 1,117,290

See Notes to Consolidated Financial Statements                                                                                                                                           F-1

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For years ended December 31,	2007	2006
Sales:
Sales - products	$ 391,500	$ 1,126,336
Sales - services	1,837,309	1,155,747
Total sales	2,228,809	2,282,083

Cost of sales
Cost of products	361,527	565,587
Cost of services	1,759,189	1,638,125
Total costs of sales	2,120,716	2,203,712

Gross profit	108,093	78,371

Operating Expenses:
Selling, general and administrative Expenses	1,086,831	1,497,397
Impairment of Goodwill	166,621	166,621
Loss on disposal of assets	3,914	349
Total Operating Expenses	1,257,366	1,664,367

Operating loss	(1,149,273)	(1,585,996)

Other income(expenses)
Interest and other income	5,063	17,874
Change in derivative liabilities	366,415	1,936,311
Interest expense	(16,131)	(227,757)
Financing costs	(755,159)	(3,606,136)
Total other income(expenses)	(399,812)	(1,879,708)

Net loss before state franchise tax	(1,549,085)	(3,465,704)

State franchise tax	2,400	2,400

Net loss from continuing operations	(1,551,485)	(3,468,104)

Discontinued Operations
Net loss from discontinued operations (net of
applicable taxes of $0 for 2007 and 2006)	(207,293)	(215,072)

Net loss	$ (1,758,778)	$ (3,683,176)

Net loss from continuing operations per share-Basic and Diluted	$ (0.15)	$ (0.68)
Net loss	$ (0.17)	$ (0.72)
Weighted Average Number of Shares	10,528,987	5,110,004

See Notes to Consolidated Financial Statements                                                                                                                                           F-2

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHDOLERS’ DEFICIT
For years ended December 31, 2007 and 2006

	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Consulting	Deficit	Total
Balance at December 31, 2005,	2,293,463	$ 2,294	$ 2,159,710	$ (424,221)	$ (2,727,516)	$ (989,733)

Issuance of common stock for
reduction of accrued liability	652,000	652	149,348			150,000

Forgiven debt by related party			79,310			79,310

Conversion of notes payable	4,100,000	4,100	52,333			56,433

Reclassification of derivative liabilites
and unamortized discount due to conversion			58,431			58,431

Amortization of deferred consulting				424,221		424,221

Net loss					(3,683,176)	(3,683,176)

Balance at December 31, 2006	7,045,463	7,046	2,499,132	-	(6,410,692)	(3,904,514)

Conversion of notes payable	9,220,694	9,221	16,311			25,532

Reclassification of derivative liabilites
and unamortized discount due to conversion			31,318			31,318

Net loss					(1,758,778)	(1,758,778)

Balance at December 31, 2007	16,266,157	$ 16,267	$ 2,546,761	$ -	$ (8,169,470)	$ (5,606,442)

See Notes to Consolidated Financial Statements                                                                                                                                                                 F-4

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For years ended December 31,	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss	$ (1,758,778)	$(3,683,176)
Add: Net loss from discontinued operations, net of tax	207,293	215,072
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,138	21,826
Impairment of goodwill	166,621	166,621
Noncash interest expense and financing costs	755,159	3,606,136
Change in derivative liabilities	(366,415)	(1,936,311)
Loss on disposal of assets	3,914	349
Provision for bad debt	8,416	-
Compensation recognized on vested shares	-	424,221
(Increase) Decrease in:
Accounts receivable	(9,094)	42,475
Inventory	342,141	(302,602)
Prepaid and other assets	(8,537)	(22,944)
Increase (Decrease) in:
Accounts payable and accrued liabilities	383,719	291,247
Unearned revenue	81,335	(113,230)
Net cash flows used in operating activities from continuing operations	(171,088)	(1,290,316)
CASH FLOW FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchase of property and equipment	(3,775)	(11,221)
Net cash flows used in investing activities from continuing operations	(3,775)	(11,221)
CASH FLOW FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Repayment on long-term notes payable and capital lease obligations	(17,111)	(30,557)
Net repayments to related parties	(5,614)	(25,560)
Net proceeds from convertible debt	175,000	1,678,500
Net cash flows provided by financing activities from continuing operations	152,275	1,622,383
NET CASH PROVIDED BY(USED IN) CONTINUING OPERATIONS	(22,588)	320,846
NET CASH USED IN DISCONTINUED OPERATIONS	(61,840)	(235,427)
NET INCREASE (DECREASE) IN CASH	(84,428)	85,419
CASH AT BEGINNING OF YEAR	180,952	95,533
CASH AT END OF YEAR	$ 96,524	$ 180,952
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Taxes Paid	$ 2,400	$ 2,400
Interest Paid	$ 2,139	$ 5,584
Noncash Investing and Financing Activities:
Assumption of accounts payable by related party	$ -	$ 17,098
Issuance common stocks for reduction of accrued liabilities	$ -	$ 150,000
Conversion of notes payable	$ 25,532	$ 56,433
Issuance of warrants in connection with convertible debt	$ 59,995	$ 1,678,507
Recorded a beneficial conversion feature	$ 346,976	$ 3,393,635
Transfer unamortized discount and derivative liabilities to paid in
capital due to debt conversion	$ 31,318	$ 58,431

See Notes to Consolidated Financial Statements                                                                                                                                                                 F-4

MOTIVNATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND GOING CONCERN

Nature of Business: MotivNation, Inc. (“the Company”) provides a full range of services that cater to the custom motorcycle and automotive enthusiast, including the sale, manufacture, converting, customization, armor protecting, and installation of custom-built automotive and motorcycles, auto parts and accessories, as well as restoration, repair, and servicing. MotivNation’s business divisions specialize in customized motorcycles, specialized automotives conversions such as stretched limousines, and is an automotive supplier delivering advanced systems and components to the motor vehicle industry. In third quarter of 2007, the Company began to cease the business of customizing motorcycles.

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

Going Concern: The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred operating losses totaling $1,758,778 and $3,683,176 for the years ended December 31, 2007 and 2006, respectively. In addition, the Company has an accumulated deficit of $5,606,442 and working capital deficit of $1,173,242 as of December 31, 2007.  In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations.  As a result, operations in the near future are expected to continue to use working capital.

NOTE 1 – NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

Management's plans include raising additional working capital through debt or equity financing and increasing marketing efforts to increase revenues. In 2007, the Company completed the sale of $175,000 aggregate principal amount of 8% callable secured convertible notes due in 2010, and issued stock warrants purchasing up to 15 million shares of the Company’s common stock pursuant to a Security Purchase Agreement dated November 16, 2007 (See Note 8 – Convertible Notes Payable and Derivative Liabilities).  The ability of the Company to continue as a going concern is dependent its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of MotivNation, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions.  In third quarter of 2007, the Company began to cease the business of customizing motorcycles. Accordingly, the accompanying consolidated financial statements for the years ended December 31, 2007 and 2006 have been restated to present the results of the customizing motorcycles segment as discontinued operations.

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

Allowance for Bad Debts: The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions.  As of December 31, 2007 and 2006, the Company considered its accounts receivable to be fully collectible; accordingly, no allowance for bad debts was recorded for each of the year. Bad debt expense for the years ended December 31, 2007 and 2006 was $8,416 and $49,379, respectively.

Cash Equivalents: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments: The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and borrowings. The Company believes the financial instruments’ recorded values approximate current values because of their nature and respective durations. The convertible notes payable were evaluated and determined not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with these convertible notes payable were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in the Consolidated Statements of Operations. The fair value of embedded conversion options and stock warrants are based on a Black-Scholes fair value calculation. The fair value of convertible notes payable is based on discounted cash flows of principal and interest payments.

Inventories: Raw materials and vehicles inventories are stated at the lower of cost or market, using the first-in, first-out method. Work in process inventory includes all direct materials, labor and overhead costs.

Property and Equipment: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 3 to 7 years for office equipment, and 7 years for furniture and fixtures, and 10 years for machinery and tools. Depreciation expense was $23,138 and $21,826 for 2007 and 2006, respectively.

Goodwill: The Company accounts for goodwill in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value.  Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.  The Company recorded goodwill in connection with the Company’s acquisition described in Note 13 amounting to $333,242.  The Company’s annual impairment review of goodwill has identified that the goodwill impairment charge of $166,621 are necessary for each of the year ended December 31, 2007 and 2006 as discussed in Note 4.

Convertible Notes Payable and Derivative Liabilities: The Company accounts for convertible notes payable and warrants in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. Emerging Issue Task Force (EITF) 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" and EITF 05-2, "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19" were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity. The convertible notes payable were evaluated and determined not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with these convertible notes payable were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Income Per Share: Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and the dilutive potential common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effective is anti-dilutive. Dilutive potential common shares primarily consist of stock warrants and shares issuable under convertible debt.

Advertising Costs: All advertising costs are expensed as incurred. Advertising expenses were $13,450 and $12,890 for 2007 and 2006, respectively.

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

New Accounting Pronouncements: In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option For Financial Assets And Liabilities - Including An Amendment Of FASB Statement No. 115." SFAS No. 159 provides companies with an option to measure, at specified election dates, certain financial instruments and other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in its financial statements during each subsequent reporting date. SAFS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS 159 to have material impact on its consolidated financial position, results of operations and cash flows.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48." FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 did not affect the Company's consolidated financial statements.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS 160 clarifies the accounting for noncontrolling or minority interests. This statement requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and interests of the noncontrolling owners of a subsidiary. Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent's ownership interest in a subsidiary on the equity attributable to the parent. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 160 on its consolidated financial statements.

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

NOTE 3 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

At December 31,	2007	2006
Inventory
Painted materials	$ 5,689	$ 6,346
Mechanical materials	20,536	26,903
Body shop materials	10,832	10,390
Vehicles	-	181,577
Work-in Process	-	153,982
Total inventory	$ 37,057	$ 379,198
Property and Equipment, net
Automobiles	$ 19,026	$ 19,026
Furniture and fixtures	4,129	4,129
Machinery and equipment	143,279	146,882
	166,434	170,037
Less: accumulated depreciation	(67,031)	(47,357)
Property and Equipment, net	$ 99,403	$ 122,680
Accrued Liabilities
Accrued payroll and related taxes	$ 380,402	$ 177,014
Credit cards payable	503	1,686
Accrued vacation	23,421	10,778
Accrued interest	336,673	169,573
Accurd warranty	8,994	8,994
Others	14,040	14,260
Total accrued liabilities	$ 764,033	$ 382,305

NOTE 4 – IMPAIRMENT OF GOODWILL

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

The Company performed its annual impairment test of goodwill at its designated valuation dates of December 31, 2007 and 2006 in accordance with SFAS 142.  As a result of these tests, the Company determined that the amount of goodwill recorded was not recoverable.  Accordingly the Company recorded a goodwill impairment charge of $166,621 for each of the year ended December 31, 2007 and 2006.

NOTE 5 – SHORT-TERM NOTES PAYABLE TO RELATED PARTIES

At December 31, short-term notes payable to related parties consisted of the following:

		2007	2006
1.)	Revolving line of credit up to $50,000, payable
	to a related party [a]	$ 107,998	$ 107,998

2.)	Payable to a related party, interest accrued at
	10%, due on July 2, 2005 [b]	32,388	32,388

3.)	Demand note payable to a related party, non-
	interest bearing	49,000	49,000

4.)	Demand note payable to a related party, non-
	interest bearing	1,003	3,617

5.)	Inventory line of credit to a related party [c]	62,000	65,000

6.) Payable to a related party, interest accrued at 8%,
	due on November 8, 2007[d]	17,098	17,098

	Total	$ 269,487	$ 275,101

a.
On July 26, 2004, the Company entered into a revolving line of credit agreement with the Company’s CEO. Under this agreement the Company can borrow working capital advances up to a total of $50,000, payable on or before July 26, 2005, extended to December 31, 2007, with interest payable monthly commencing on December 15, 2004 at 10% per annum. Borrowings under this agreement are unsecured. The Company is negotiating the note payments.

b.
The note is convertible into the Company’s common stock at 70% of the average of the three lowest closing bid prices within the first seven trading days after the effective day of the note. The due date of the note is extended to December 31, 2007. The Company is negotiating the note payments.

NOTE 5 – SHORT-TERM NOTES PAYABLE TO RELATED PARTIES (CONTINUED)

c.
On December 28, 2006, TrixMotive and the related party entered in to a settlement agreement providing that the related party shall forgive the original note balance and related accrued interest of $144,310 in exchange of a new promissory note of $65,000. As a result, an aggregate amount of $79,310 was forgiven. The new note is payable in minimum quarterly installments of $3,000. The remaining unpaid amount will be due at June 30, 2008. The new note bears a zero interest.  The Company recorded the transaction as equity transaction because IPC is a related party based on the guidance outlined in paragraph 20 of APB Opinion 26, “Early Extinguishment of Debt.”

TrixMotive is currently in default of three minimum quarterly payments aggregated to $9,000.

d.
On July 18, 2006, the Company’s CEO assumed a liability of $17,098 payable to a former attorney. The Company issued a note payable of this amount on November 8, 2006. The note bears interest at 8% per annum payable quarterly in cash. The note is due on November 8, 2007. The Company is negotiating the note payments.

As of December 31, 2007 and 2006, total accrued interest due to these related parties was $42,197 and $27,023, respectively.

NOTE 6 – LONG-TERM NOTES PAYABLE

At December 31, long-term notes payable consisted of the following:

		2007	2006
1.)	Note Payable to Dell - Monthly installments of
	$90, including interest at 9.99% per annum, due
	March 2006. Secured by office equipment.(a)	$ -	$ -

2.)	Note Payable to Bank of America - Monthly
	installments of $337, including interest at 5.99%
	per annum, due January 2009. Secured by a vehicle	3,430	7,441

		3,430	7,441
	Less: current maturities	(3,430)	(3,687)

	Long-term notes payable	$ -	$ 3,754

a.	The note payable was reclassified and included in net liabilities of discontinued operations – see Note 12.

NOTE 7 – CAPITAL LEASE OBLIGATIONS

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

In 2007, the Company paid off three lease obligations. The remaining lease payments as of December 31, 2007 were $1,542, which was all current.

NOTE 8 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

Sale of $175,000 Convertible Debentures

On November 16, 2007, the Company sold in a private transaction an aggregate of $175,000 of convertible debentures (the “2007 Debentures”). The principal amount of the 2007 Debentures outstanding accrues interest at the rate of 8% per annum payable quarterly. The 2007 Debentures are convertible into shares of the Company’s common stock at 50% of the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date. The 2007 Debentures are repayable, principal and accrued interest, on November 16, 2010. The 2007 Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of the Company’s outstanding common stock at the time of such conversion.

In addition, purchasers of the 2007 Debentures received warrants exercisable to purchase an aggregate of 15,000,000 shares of the Company’s common stock at an exercise price of $0.002 per share (the "2007 Debenture Warrants"). The 2007 Debenture Warrants shall have a seven year term from date of issuance and have a cashless exercise feature.

The Company will file a Registration Statement covering the resale of the common shares underlying the notes and warrant within 30 days of the closing date. The Company shall respond to all SEC comments within 10 calendar days of receipt of said comments and will use its best efforts to cause the Registration Statement to become effective within 120 days of the closing date. Through to date, the Company did not file the Registration Statement with the SEC.

Sale of $2,000,000 Convertible Debentures

On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes (the “2005 Debentures”) due in 2009, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock (the “2005 Debenture Warrants”).  Proceeds from the notes amounted to $1,903,500 after issuance costs, of which the first traunch of $300,000 (less issuance costs of $55,000 and $20,000 for prepaid officers’ life insurance) was received on November 30, 2005, the second traunch of $500,000 (less issuance costs of $6,000) was received on January 5, 2006, and the third and final traunch of $1,200,000 (less issuance costs of $15,500) was received on January 30, 2006. During 2007 and 2006, the Company has converted $25,532 and $56,433 principal amount into 9,220,694 and 4,100,000 shares of the Company’s common stock at the request of the note holders, respectively.

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

NOTE 8 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

The following tables describe the valuation of the conversion feature of each traunch of the convertible debenture, using the Black Scholes pricing model:

	11/30/05 Traunch	1/4/06 Traunch	1/30/06 Traunch	11/16/07 Traunch
Approximate risk free rate	4.41%	4.28%	4.47%	3.30%
Average expected life	3 years	3 years	3 years	3 years
Dividend yield	0%	0%	0%	0%
Volatility	356.33%	348.92%	342.77%	286.90%
Estimated fair value of conversion feature	$599,200	$998,346	$2,395,289	$346,997

The Company recorded the fair value of the conversion feature, aggregate of $346,997 and $3,393,635 as a discount to the convertible debt in the accompanying balance sheets as of December 31, 2007 and 2006, respectively, up to the proceeds received from each traunch, with any excess or $171,997 and $1,693,635 charged to expense for the years then ended.  Amortization expense related to the conversion feature discount for the years ended December 31, 2007 and 2006 was $497,689 and $208,327, respectively. Remaining unamortized discount as of those dates was $1,349,249 and $1,735,436, respectively.

The warrants issued in lieu of the financing were recorded as derivative liabilities and valued using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.

	11/30/05 Traunch	1/4/06 Traunch	1/30/06 Traunch	11/16/07 Traunch
Approximate risk free rate	4.42%	4.28%	4.46%	3.88%
Average expected life	5 years	5 years	5 years	7 years
Dividend yield	0%	0%	0%	0%
Volatility	356.33%	348.92%	342.77%	286.90%
Number of warrants granted	375,000	625,000	1,500,000	15,000,000
Estimated fair value of total warrants granted	$299,975	$493,692	$1,184,815	$59,995

In accordance with the EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of December 31, 2007 and 2006, the fair values of the conversion feature and the stock warrants aggregated to $3,909,035 and $3,918,296, respectively.  The Company recorded a gain of $366,415 and $1,936,311 for the years then ended. This amount is recorded as “Change in Derivative Liabilities” a component of other income in the accompanying consolidated statement of operations.  If the debt is converted prior to maturity, the carrying value will be transferred to equity.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

NOTE 10 – INCOME TAX

Provision of income tax consists of a minimum state franchise tax of $2,400 for each of the year ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, the Company has net operating loss carryforwards, approximately of $3.3 million and $3.4 million to reduce future federal and state taxable income, respectively. To the extent not utilized, the carryforwards will begin to expire through 2027 for federal tax purposes and through 2017 for state tax purposes. The Company’s ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

The deferred tax assets as of December 31, 2007 and 2006 consist of the following:

	For Years ended December 31,
	2007	2006
Tax benefit on net operating loss carryforward	$ 1,411,828	$ 1,307,897
Temporary difference in other accruals	171,868	71,082
Temporary difference in depreciation and amortization	118,692	57,865
Others	596,860	743,476
Less: valuation allowance	(2,299,248)	(2,180,320)
Net deferred tax assets	$ -	$ -

NOTE 11 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

For Years ended December 31,
	2007	2006
Numerator:
Net loss from continuing operations	$ (1,551,485)	$ (3,468,104)
Net loss from discontunued operations	$ (207,293)	$ (215,072)
Net loss	$ (1,758,778)	$ (3,683,176)
Denominator:
Weighted average number of shares outstanding	10,528,987	5,110,004
Net loss per share from continuing operations-basic and diluted	$ (0.15)	$ (0.68)
Net loss per share from discontinued operations-basic and diluted	$ (0.02)	$ (0.04)
Net loss per share-baisc and diluted	$ (0.17)	$ (0.72)

As the Company incurred net losses for the year ended December 31, 2007, potential dilutive securities from stock warrants totalling 750,000 equivalent shares have been excluded from diluted net loss per share computations as their effect was deemed anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share”, the Company also has excluded from the calculation of diluted net loss per share approximately 3,973 shares relating to its 10% related party convertible debt that are anti-dilutive.  As of December 31, 2007, depending on the stock price on the conversion date, up to maximum of 800,051,333 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note 8 – Convertible Notes Payable and Derivative Liabilities.”  Stock warrants to purchase approximately 2,500,000 shares were outstanding, but were not included in the computation of diluted net loss per share because the exercise price of the stock warrants were greater than the average share price of the common stocks, and, therefore, the effect would have been antidilutive.

As the Company incurred net losses for the year ended December 31, 2006, potential dilutive securities from unvested common stocks totalling 68,460 equivalent shares have been excluded from diluted net loss per share computations as their effect was deemed anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share”, the Company also has excluded from the calculation of diluted net loss per share approximately 3,626 shares relating to its 10% related party convertible debt that are anti-dilutive.  As of December 31, 2006, depending on the stock price on the conversion date, up to maximum of 209,427,866 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note 9 – Convertible Notes Payable and Derivative Liabilities.”  Stock warrants to purchase approximately 2,500,000 shares were outstanding, but were not included in the computation of diluted net loss per share because the exercise price of the stock warrants were greater than the average share price of the common stocks, and, therefore, the effect would have been antidilutive.

NOTE 12 – DISCONTINUED OPERATIONS

In the third quarter 2007, the Company began to cease the business of customizing motorcycles.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements have been reclassified to reflect the discontinued business. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of the discontinued business have been segregated in the consolidated statements of operations, consolidated balance sheet and consolidated cash flows. The net operating results, net assets and net cash flows of this business have been reported as “Discontinued Operations.”

Following is summarized financial information for the discontinued operations:

	For Years ended December 31,
	2007	2006
REVENUES	$ 15,472	$ 47,424
NET LOSS FROM DISCONTINUED OPERATIONS (a)	$ (207,293)	$ (215,072)
(Net of tax of $0 for years 2007 and 2006)
NET ASSETS (LIABILITIES) OF DISCONTINUED OPERATIONS:
Current Assets
Cash	$ (24)	$ (167)
Accounts receivable	-	34,076
Inventory	50,922	75,131
Net other assets	13,304	105,441
Current liabilities
Accounts payable	(22,055)	(28,510)
Accrued liabilities	(51,755)	(50,126)
Other liabilities	(980)	(980)
Net assets (liabilities) of discontinued operations	$ (10,588)	$ 134,865

(a) A loss of disposal of assets of $17,041 and $6,019 was included in net loss from discontinued operations for years ended December 31, 2007 and 2006, respectively.

Summarized cash flow information for the discontinued operations is as follows:

	For Years ended December 31,
	2007	2006
Net cash used by operating activities of discontinued operations	$ (61,840)	$ (232,783)
Net cash used by investing activities of discontinued operations	-	(2,644)

NET CASH USED BY DISCONTINUED OPERATIONS	$ (61,840)	$ (235,427)

NOTE 13 – BUSINESS AND CREDIT CONCENTRATIONS

One customer accounted for approximately $627,707 or 28% of the consolidated revenues for the year ended December 31, 2007. The Company has no major customer for year ended December 31, 2006.

The Company maintains its cash deposit accounts at commercial banks. At times, account balances may exceed federally insured limits.  The Company has not experienced any losses on these accounts, and management believes the Company is not exposed to any significant risk on cash accounts.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its office facilities under various non-cancelable operating leases that expire through August 2009. The lease expense for the years ended December 31, 2007 and 2006 was $204,761 and $215,398, respectively.

As of December 31, 2007, the minimum lease payments under these leases are:

Year ended December 31,	Amount
2008	$ 162,287
2009	110,334
$ 272,620

Business Consulting Agreement

On November 6, 2006, the Board of Directors approved to eliminate the forfeiture clause of a business consulting agreement. As a result, the Company recognized $254,800 in expenses, which were included as a contra-equity item in prior year.

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On December 7, 2005, a customer of TrixMotive filed a lawsuit in the Superior Court of Santa Clara County of California against TrixMotive claiming for breach of contract and warranty, intentional and negligence misrepresentation for a customized vehicle. The plaintiff seeks $98,827 in compensatory damages and other unspecified damages plus interest, attorneys’ fees and costs. The arbitrator after a hearing held on September 22, 2006 awarded that the plaintiff shall recover from the Company the price of the refrigerator and microwave which were ordered and paid for by the plaintiff but not installed in the vehicle, and that all other claims of plaintiff are denied as to the Company. The Plaintiff rejected the arbitration award on October 19, 2006.  The Company entered into a settlement agreement on January 28, 2008 to settle the claim in the amount of $2,000. The Company did not accrue the settlement amount which was considered immaterial.

On July 3, 2007, a claim was filed in the Superior Court of Los Angeles County of California against TrixMotive, Inc. to seek for a payment of $21,888 due to the California State Compensation Insurance Fund. The Company agreed to pay $750 per month commencing January 10, 2008 until the amount as paid in full. The liability has been accrued already in prior year.

On January 24, 2008, a customer of TrixMotive filed a lawsuit in the Superior Court of Middlesex County of New Jersey against TrixMotive claiming for breach of contract and warranty, intentional and negligence misrepresentation for a customized vehicle. The claim is in early stage and the outcome of this matter is not determinable.

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

Risk Management

The Company has been exposed to risk of loss related to employee injuries for which TrixMotive does not carry workers compensation insurance policy since the fourth quarter of 2007.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheets as of December 31, 2007.

NOTE 15 – GUARANTEES AND PRODUCT WARRANTIES (CONTINUED)

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

The following table summarizes the activity related to the product warranty liability during 2006 and 2005:

For years ended December 31,	2007	2006
Beginning Balance	$ 8,994	$ 12,350
Provision of warranties	34,444	12,000
Utilization of warranty reserve	(34,444)	(15,356)
Ending Balance	$ 8,994	$ 8,994

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

The Company currently reported two principal operating segments: (i) custom motorcycle, and (ii) custom automotive. The custom motorcycle segment provides a full range of services that cater to motorcycle enthusiast, including the sale, manufacture and installation of custom-built parts and accessories, the restoration, repair and servicing and the custom painting work. The custom automotive segment specializes in creating customized limousines to suit the tastes and needs of each individual customer.  In third quarter of 2007, the Company began to cease the business of customizing motorcycle. As a result, the custom motorcycle segment is reclassified to discontinued operations and the custom automotive remains as the Company’s only reportable segment.

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

NOTE 16 – SEGMENT INFORMATION (CONTINUED)

Summarized financial information of the Company’s results by operating segment is as follows:

	Years ended December 31,
	2007	2006
Net Revenue to External Customers:
Custom Automotive	$ 2,228,809	$ 2,282,083
Total net revenue to external customers	$ 2,228,809	$ 2,282,083
Operating Loss:
Custom Automotive	$ (460,736)	$ (579,828)
Operating loss by reportable segments	(460,736)	(579,828)
All other operating loss	(688,537)	(1,006,168)
Consolidated operating loss	$(1,149,273)	$(1,585,996)
Net Loss from Continuing Operations
Custom Automotive	$ (474,608)	$ (647,258)
Net loss by reportable segments	(474,608)	(647,258)
All other net loss	(1,076,877)	(2,820,846)
Consolidated net loss from continuing operations	$(1,551,485)	$(3,468,104)
Net loss from discontinued operations
Custom Motorcycle	(207,293)	(215,072)
Consolidated net loss from continuing operations	$(1,758,778)	$(3,683,176)

	At December 31,
Total Assets:	2007	2006
Custom Automotive	$ 223,664	$ 581,827
All other segments	126,009	400,598
	349,673	982,425
Discontinued operations:
Custom Motorcycle	-	134,865
Consolidated assets	$ 349,673	$ 1,117,290

NOTE 17 – SUBSEQUENT EVENTS

On February 27, 2008 the Chief Financial Officer (“CFO”), Jay Isco, resigned as CFO and Secretary of the Company.  George Lefevre, the Company’s Chief Executive Officer (“CEO”), will effective immediately the vacant positions of CFO and secretary.

In April 2008, the Company issued 8% callable secured convertible notes in the aggregate principal amount of $100,000 and warrants to purchase an aggregate of 10,00,000 shares of the Company’s common stocks.

F-

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A(T).                                           CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.            We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have adequate reporting procedures in place to assure that we report timely and fully our activities as required and will likely have errors or omissions due to these inadequacies.

Remediation of Material Weaknesses

We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above whereby we have hired additional administrative person and will retain an outside professional firm to assist in the separation of duties on an ongoing basis.  We will continue to monitor and assess the costs and benefits of additional staffing.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions and Offices held
Martyn Powell (1)	55	President, Director
Robert O’Brien (1)	72	▪ Secretary, Treasurer, Director
Dale Lavigne (1)	77	Director
Dennis O’Brien (1)	46	Director
James Etter (1)	71	Director
John Ohle (2)	50	President, Interim Chief Financial Officer
Arthur Lefevre (3) (5)	70	Director
Mark Absher (3)	46	Director
Vincent Michael Keyes III (3)(5)	51	Director
Thomas Prewitt (4) (8)	52	President
Richard Perez (4) (8)	49	Secretary
Jay Isco (4) (7)(11)	27	Chief Financial Officer, Secretary
Richard Holt (6)(10)	67	Director
David Psachie (7)	68	Director
George R. Lefevre (8)(11)	40	Chief Executive Officer, President, CFO, Secretary
Leslie McPhail (9)	35	Chief Operating Officer

(1)	In connection with Aberdeen Mining Company acquiring C&M Transportation, Inc. the officers and directors resigned on March 8, 2004.
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

(9)	On February 15, 2005, the Board of Directors elected Ms. McPhail to the position of Chief Operating Officer.
(10)	On October 2, 2006, Richard Holt resigned as director of the company
(11)	On February 27, 2008 Jay Isco resigned as CFO and Secretary of the company, and George Lefevre was elected to the vacated positions of CFO and Secretary.

Duties, Responsibilities and Experience

George R. Lefevre, Chief Executive Officer, Chief Financial Officer, Secretary and Director

As CEO of MotivNation, Mr. Lefevre is responsible for the oversight, and management of the company’s direction of business affairs.

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

Leslie McPhail, Chief Operating Officer

As COO of MotivNation, Mrs. McPhail is responsible for the day to day management and operations of TrixMotive, Inc. a wholly owned subsidiary of MotivNation.

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

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors in 2007, performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

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

Summary Compensation Table
	Annual Compensation				Long Term Compensation

Name and Principal Position	Year	Salary (3)	Bonus	Other Annual Compensation	Restricted Stock (4)	Options	LTIP Payouts	All Other Compensation
									George R. Lefevre - CEO & Director (1) (2) (3)	2007	$150,000
2006	$150,000
2005	$112,500
Jay Isco- Former CFO & Secretary (1) (3)	2007	$75,000
	2006	$75,000
	2005	$55,167
Leslie McPhail- Chief Operating Officer (1) (3)	2007	$84,240
	2006	$86,240
	2005	$74,880
Mark Absher – Former Director (1) (2) (3)	2007
	2006	$12,000
	2005				$55,000
David Psachie- Director (1) (2) (3)	2007
	2006	$12,000
	2005				$55,000
Richard Holt- Former Director (1) (2) (3)	2007
	2006	$9,000
	2005				$55,000

(1)	Amounts noted are actual cash amounts paid and accrued salaries combined in their respective year. The following are the portions of accrued salaries:
a.	George R. Lefevre
i.	2007- $150,000 in accrued salary
ii.	2006- $62,500 in accrued salary
iii.	2005- $100,000 in accrued salary
b.	Jay Isco
i.	2007- $57,500 in accrued salary
ii.	2006- $23,666.64 in accrued salary
iii.	2005- $50,000 in accrued salary
c.	Leslie McPhail
i.	2005- $24,960 in accrued salary
d.	Mark Absher
i.	2006- $12,000 in accrued salary
e.	David Psachie
i.	2006- $12,000 in accrued salary
f.	Richard Holt
i.	2006- $9,000 in accrued salary
(2)	The dollar value of the restricted shares is calculated by multiplying the closing market price of our unrestricted stock on the date of issuance as required in instructions to Item 402(b)(2)(iv)(A).
(3)	Mark Absher, David Psachie, Richard Holt each received 50,000 (post split) shares at a price of $1.10 (post split), the close price of the stock on February 15, 2005.

Employment agreements

On July 31, 2006 the Company entered into a five year employment agreement with George R. Lefevre its CEO. Effective January 1, 2006, MotivNation agreed to a monthly salary of $12,500 per month with annual increases equaling 10% of the base salary. In addition he is eligible for a quarterly bonus of 20,000 based on the Company achieving a net profit for that quarter

On July 31, 2006 the Company entered into a five year employment agreement with Jay Isco its CFO. Effective January 1, 2006, MotivNation agreed to a monthly salary of $6,250 per month with annual increases equaling 10% of the base salary. In addition he is eligible for a quarterly bonus of 10,000 based on the Company achieving a net profit for that quarter. As of February 2008 Mr. Isco has resigned.

As of December 31, 2007, we have employment agreements with do not have any agreements in place for the amount of annual compensation that our officers, directors and employees will receive in the future.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of the close of business on December 31, 2007, based on information available to the Company:

Name of Officer, Director and Beneficial Owner	Number of Shares	Percent Beneficially Owned*
1. Thomas Prewitt- Former President (2)(3) 2. 547 Apollo Unit C 3. Brea, CA 92821	748,799	4.60%
Jay Isco- Former Chief Financial Officer, Secretary(3)(7) 4. 18101 Von Karman Ave. Ste. 330 5. Irvine, CA 92612	317,000	1.95%
6. Richard Perez Former Secretary (2)(3) 7. 1741 E. Lambert Road 8. La Habra, CA 90631	748,799	4.60%
9. George R. Lefevre- Chief Executive Officer, Chief Financial Officer, Secretary, and Director (3)(6)(7) 10. 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	683,000	4.20%
11. Scott Absher- Beneficial Owner (4) 12. 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	248,000	1.52%
Leslie McPhail-Chief Operating Officer(1)(3) 14948 Shoemaker Avenue Santa Fe Springs, CA 90670	640,000	3.93%
David McPhail- Beneficial Owner(1) 14948 Shoemaker Avenue Santa Fe Springs, CA 90670	640,000	3.93%
Mark Absher- Former Director (8) 13. 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	50,000	0.31%
David Psachie- Director 14. 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	50,000	0.31%
Richard Holt- Former Director (5) 15. 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	50,000	0.31%
All Directors, Officers, & Beneficial Holders as a Group	2,786,799	17.13%

1.	Leslie McPhail owns jointly with David McPhail 740,000 (post-split) shares of the Company.
2.	Thomas Prewitt and Richard Perez own jointly 748,799 (post-split) shares of the Company.
3.
On February 15, 2005, the Board of Directors approved the removal of Mr. Prewitt and Mr. Perez as the President and Secretary respectively.  George R. Lefevre was appointed to the position of Chief Executive Officer and President.  Mr. Isco was elected to the position of Chief Financial Officer and Secretary, and Mrs. McPhail to the position of Chief Operating Officer.

4.	Scott Absher served as a consultant for the company and is the brother of Mark Absher a director of the company.
5.	On October 2, 2006, Richard Holt resigned as director of the company
6.	On January 6, 2006, George Lefevre was elected as Chairman of the board of directors.
7.	On February 27, 2008 Jay Isco resigned as CFO and Secretary of the Company, on the same day George Lefevre was elected to the vacated positions by the board of directors of Motivnation.
8.	On May 1, 2008 Mark Absher resigned as director of the company

*	Number of shares and percent of ownership based upon 16,266,157 shares outstanding on December 31, 2007

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

On December 21, 2004, TrixMotive, Inc. a wholly owned subsidiary of MotivNation entered into a $250,000 revolving line of credit inventory financing agreement with Infinity Capital Partners, LLC. On December 28, 2006, TrixMotive and IPC entered in to a settlement agreement providing that IPC shall forgive the original note balance and related accrued interest of $144,310 in exchange of a new promissory note of $65,000. As a result, an aggregate amount of $79,310 was forgiven. The new note is payable in minimum quarterly installments of $3,000. The remaining unpaid amount will be due at June 30, 2008.The new note bears a zero interest. The president of Infinity Capital Partners is Michael Isco, who is the father of Jay Isco the former CFO of MotivNation.

MotivNation uses Neotactix Corporation for employee leasing and other human resource activities. George R. Lefevre acts as the CFO of Entremetrix. MotivNation paid approximately $16,000 in fees to Entremetrix for services provided during the year ending December 31, 2007

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

_____
* Filed herewith
** Incorporated herein by reference from the Company’s Form 10-SB filed with the Commission on 10-24-2002

Reports on Form 8-K

On November 16, 2007, Motivnation entered into a subscription agreement to issue $175,000 in convertible debentures at an 8% annual interest rate. The following convertible debentures are as follow: AJW Master Fund, Ltd for $163,450; New Millennium Capital Partners II, LLC for $2,275; and AJW Partners, LLC for $9,275. The convertible debentures can be converted into shares of common stock with the conversion price being 50% of the average of the lowest three closing bid prices of the common stock during the 20 trading day preceding the conversion date.

ITEM 14.                                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2007, for professional services rendered by Spector & Wong LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2007 and 200 were approximately $56,000and $54,000, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal year ended December 31, 2007, for assurance and related services by Spector & Wong LLP, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2007 were $0 and $8,731  for 2006.

(3) TAX FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2007 and 2006, for professional services rendered by Spector & Wong LLP, for tax compliance, tax advice, and tax planning, for those fiscal years were $2,500 and $2,500 respectively. Services provided included preparation of Federal Income Tax Returns Form 1120, tax planning, and research regarding 1031 exchange.

(4) ALL OTHER FEES

There were no other aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006, for products and services provided by Spector & Wong LLP, other than those services reported above, for those fiscal years.

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

By:         /s/  George R. Lefevre
George R. Lefevre,  CEO

Dated:  May 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                                                                                Title                                                                                         DATE

/s/ George R. Lefevre________                                                                                                                                             May 15,  2008
George R. Lefevre                                                                  CEO, CFO, Secretary, and Director

/s/ David Psachie___________                                                                                                                                            May 15, 2008
David Psachie                                                                        Director