Form 10-Q
period 2008-03-31
MotivNation, Inc.
filed 2008-05-20
CIK 1853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-50048

MOTIVNATION, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	82-6008492
[Missing Graphic Reference]	[Missing Graphic Reference]
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

18101 Von Karman Avenue, Suite 330
Irvine, California  92612
(Address of Principal Executive Offices)

(888) 258-6458
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (X) Yes (  ) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer (  )                                                                           Accelerated filer (  )

Non-accelerated filer (  )                                                                           Smaller reporting company (X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2008.

Common Stock, Par Value $0.001	20,862,158
[Missing Graphic Reference]	[Missing Graphic Reference]
Title of Class	Number of Shares Outstanding as of May 15, 2008

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	15
Controls and Procedures	25
Part II	26
Legal Proceedings	26
Changes in Securities	27
Defaults Upon Securities	27
Submission to a Vote	27
Other Information	27
Exhibits and Reports	28
Signatures	29

Exhibits

Index to Exhibits	30
Exhibits	31

Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC.

CONSOLIATED BALANCE SHEETS (Unaudited)

	As of March 31,	As of December 31,
	2008	2007
	(Audited)	(Unaudited)
ASSETS
Current Assets
Cash	$ 476	$ 96,524
Accounts receivable, net	56,972	13,953
Inventory	42,953	37,057
Prepaid expenses and other current assets	28,266	27,518
Total Current Assets	128,667	175,052

Property and equipment, net	92,964	99,403
Debt issuance cost, net	17,430	23,805
Other assets	51,413	51,413

TOTAL ASSETS	$ 290,474	$ 349,673
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 157,934	$ 182,269
Accrued liabilities	607,591	764,033
Cash Overdraft	23,000	-
Unearned revenue	105,230	116,945
Net liabilities of discontinued operations	14,338	10,588
Short-term notes payable to related parties	249,987	269,487
Current portion of long-term notes payable	2,418	3,430
Current portion of capital lease obligations	1,142	1,542
Total Current Liabilities	1,161,640	1,348,294
Long-Term Debt
Convertible notes payable, net of unamortized discount of $1,186,500 and	1,191,984	698,786
$1,394,249 for 2008 and 2007, respectively
Derivative liabilities	4,135,757	3,909,035
Total Long-Term Liabilities	5,327,741	4,607,821
Total Liabilities	6,489,381	5,956,115
Stockholders' Deficit
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
issued and outstanding 2008 19,016,158 shares; 2007 16,266,157 shares	19,017	16,267
Paid-in Capital	2,550,148	2,546,761
Accumulated deficit	(8,768,072)	(8,169,470)
Total Stockholders' Deficit	(6,198,907)	(5,606,442)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 290,474	$ 349,673

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For Three Months Ended March 31,	2008	2007
Sales:
Sales - products	$ 1,087	$ 211,006
Sales - services	607,183	428,496
Total sales	608,270	639,502

Cost of sales
Cost of products	-	184,667
Cost of services	530,133	419,392
Total costs of sales	530,133	604,059

Gross profit	78,137	35,443

Operating Expenses:
Selling, general and administrative Expenses	179,517	237,355
Loss on disposal of assets	-	1,703
Total Operating Expenses	179,517	239,058

Operating loss	(101,380)	(203,615)

Other income(expenses)
Interest and other income	408	476
Change in derivative liabilities	(231,585)	5,803
Interest expense	(47,222)	(42,816)
Financing costs	(212,673)	(93,403)
Total other income(expenses)	(491,072)	(129,940)

Net loss before state franchise tax	(592,452)	(333,555)

State franchise tax	2,400	2,400

Net loss from continuing operations	(594,852)	(335,955)

Discontinued Operations
Net loss from discontinued operations (net of
applicable taxes of $0 for 2008 and 2007)	(3,750)	(60,944)

Net loss	$ (598,602)	$ (396,899)

Net loss from continuing operations per share-Basic and Diluted	$ (0.03)	$ (0.05)
Net loss	$ (0.03)	$ (0.06)
Weighted Average Number of Shares	18,182,825	7,045,464

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For Three Months Ended March 31,	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss	$ (598,602)	$ (396,899)
Add: Net loss from discontinued operations, net of tax	3,750	60,944
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,439	5,682
Noncash interest expense and financing costs	212,673	93,403
Change in derivative liabilities	231,585	(5,803)
Loss on disposal of assets	-	1,703
(Increase) Decrease in:
Accounts receivable	(43,019)	(11,735)
Inventory	(5,896)	151,219
Prepaid and other assets	(748)	(36,971)
Increase (Decrease) in:
Accounts payable and accrued liabilities	107,397	132,683
Unearned revenue	(11,715)	5,000
Net cash flows used in operating activities from continuing operations	(98,136)	(774)
CASH FLOW FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchase of property and equipment	-	(1,985)
Net cash flows provided by (used in) investing activities from continuing operations	-	(1,985)
CASH FLOW FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Repayment on long-term notes payable and capital lease obligations	(1,412)	(11,826)
Net repayments to related parties	(19,500)	(3,000)
Cash Overdraft	23,000	-
Net cash flows provided by (used in) financing activities from continuing operations	2,088	(14,826)
NET CASH USED IN CONTINUING OPERATIONS	(96,048)	(17,585)
NET CASH PROVIDED BY(USED IN) DISCONTINUED OPERATIONS	-	(20,373)
NET DECREASE IN CASH	(96,048)	(37,958)
CASH AT BEGINNING OF YEAR	96,524	180,952
CASH AT END OF PERIOD	$ 476	$ 142,994
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Taxes Paid	$ -	$ -
Interest Paid	$ 398	$ 1,474
Noncash Investing and Financing Activities:
Conversion of notes payable	$ 2,725	$ -
Transfer unamortized discount and derivative liabilities to paid in
capital due to debt conversion	$ 3,412	$ -
Conversion of accrued interest into convertible debt	$ 288,174	$ -

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

MotivNation, Inc. (“the Company”) provides a full range of services that cater to the custom motorcycle and automotive enthusiast, including the sale, manufacture, converting, customization, armor protecting, and installation of custom-built automotive and motorcycles, auto parts and accessories, as well as restoration, repair, and servicing. MotivNation’s business divisions specialize in customized motorcycles, specialized automotives conversions such as stretched limousines, and is an automotive supplier delivering advanced systems and components to the motor vehicle industry. In fourth quarter of 2007, the Company discontinued the customizing motorcycles business.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three months ended March 31, 2008 may not be indicative of results for the year ending December 31, 2008 or any future periods.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of MotivNation, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions.  The Company ceased the customizing motorcycles business in fourth quarter of 2007. Accordingly, the accompanying consolidated financial statements for the three months  ended March 31, 2007 have been restated to present the results of the customizing motorcycles segment as discontinued operations.

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

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and report dates. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the three-year life of the debts using the effective interest method. The reporting date valuations were used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements: In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods beginning after that date. As such, the Company is required to adopt these provisions beginning the quarter ending in February 2009. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS No. 141(R) will replace SFAS No. 141, and establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquire; recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently, the Company does not anticipate that this statement will have a significant impact on its consolidated financial statements.

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred operating losses totaling $598,602 and $396,899 for three months ended March 31, 2008 and 2007, respectively. In addition, the Company has an accumulated deficit of $8,768,072 and a working capital deficit of $1,032,973 as of March 31, 2008.  In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations.  As a result, operations in the near future are expected to continue to use working capital.

Management's plans include raising additional working capital through debt or equity financing and increasing marketing efforts to increase revenues. In April 2008, the Company issued 8% callable secured convertible notes in the aggregate principal amount of $100,000 and warrants to purchase an aggregate of 10,000,000 shares of the Company’s common stocks. The ability of the Company to continue as a going concern is dependent its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Inventory
Painted materials	$ 6,697	$ 5,689
Mechanical materials	24,226	20,536
Body shop materials	12,030	10,832
Total inventory	$ 42,953	$ 37,057
Property and Equipment, net
Automobiles	$ 19,026	$ 19,026
Furniture and fixtures	4,129	4,129
Machinery and equipment	143,279	143,279
	166,434	166,434
Less: accumulated depreciation	(73,470)	(67,031)
Property and Equipment, net	$ 92,964	$ 99,403
Accrued Liabilities
Accrued payroll and related taxes	$ 472,987	$ 380,402
Credit cards payable	3,041	503
Accrued vacation	15,186	23,421
Accrued interest	93,830	336,673
Accurd warranty	8,994	8,994
Others	13,553	14,040
Total accrued liabilities	$ 607,591	$ 764,033

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

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

Sale of $2,000,000 Convertible Debentures

On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes (the “2005 Debentures”) due in 2009, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock (the “2005 Debenture Warrants”).  Proceeds from the notes amounted to $1,903,500 after issuance costs, of which the first traunch of $300,000 (less issuance costs of $55,000 and $20,000 for prepaid officers’ life insurance) was received on November 30, 2005, the second traunch of $500,000 (less issuance costs of $6,000) was received on January 5, 2006, and the third and final traunch of $1,200,000 (less issuance costs of $15,500) was received on January 30, 2006. During the first quarter of 2008, the Company has converted $2,750 principal amount into 2,750,000 shares of the Company’s common stock at the request of the note holders. There was no conversion during the first quarter of 2007.

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

On January 31, 2008, related accrued interest of $288,174 was converted into principal. The converted principal carries interest at 2% per annum and matures on January 31, 2011.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

The Company recorded the fair value of the conversion feature as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with any excess charged to expense. Amortization expense related to the conversion feature discount for the three months ended March 31, 2008 and 2007 was $206,298 and $87,028, respectively. Remaining unamortized discount as of March 31, 2008 was $1,186,500.

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

In accordance with the EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of March 31, 2008 and December 31, 2007, the fair values of the conversion feature and the stock warrants aggregated to $4,135,757 and $3,909,035, respectively.  The Company recorded a loss of $231,585 and a gain of $5,803 for the three months ended March 31, 2008 and 2007, respectively. This amount is recorded as “Change in Derivative Liabilities” a component of other income in the accompanying consolidated statement of operations.  If the debt is converted prior to maturity, the carrying value will be transferred to equity.

NOTE 6 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

For three months ended March 31,
	2008	2007
Numerator:
Net loss from continuing operations	$ (594,852)	$ (335,955)
Net loss from discontinued operations	$ (3,750)	$ (60,944)
Net loss	$ (598,602)	$ (396,899)
Denominator:
Weighted average number of shares outstanding	18,182,825	7,045,464
Net loss per share from continuing operations-basic and diluted	$ (0.03)	$ (0.05)
Net loss per share from discontinued operations-basic and diluted	$ -	$ (0.01)
Net loss per share-basic and diluted	$ (0.03)	$ (0.06)

NOTE 6 – NET LOSS PER SHARE (CONTINUED)

As the Company incurred net losses for the three months ended March 31, 2008, potential dilutive securities from stock warrants totaling 10,000,000 equivalent shares, respectively, have been excluded from diluted net loss per share computations as their effect was deemed anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share”, the Company has also excluded from the calculation of diluted net loss per share approximately 4,205 shares relating to its 10% related party convertible debt that are anti-dilutive.  As of March 31, 2008, depending on the stock price on the conversion date, up to maximum of 813,364,397 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convetible Notes. For additional information, see “Note 5 – Convertible Notes Payable and Derivative Liabilities.”

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

NOTE 7 – DISCONTINUED OPERATIONS

In the fourth quarter 2007, the Company discontinued the customizing motorcycles business.

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

Following is summarized financial information for the discontinued operations:

	For Three Months ended March 31,
	2008	2007
REVENUES	$ -	$ 8,810
NET LOSS FROM DISCONTINUED OPERATIONS (a)	$ (3,750)	$ (60,944)
(Net of tax of $0 for 2008 and 2007)
	March 31, 2008	December 31, 2007
NET ASSETS (LIABILITIES) OF DISCONTINUED OPERATIONS:	(Unaudited)	(Audited)
Current Assets
Cash	$ (24)	$ (24)
Inventory	50,922	50,922
Net other assets	10,671	13,304
Current liabilities
Accounts payable	(22,055)	(22,055)
Accrued liabilities	(52,872)	(51,755)
Other liabilities	(980)	(980)
Net assets (liabilities) of discontinued operations	$ (14,338)	$ (10,588)

(a) A loss of disposal of assets of $0 and $1,987 was included in net loss from discontinued operations for three months ended March 31, 2008 and 2007, respectively.

NOTE 7 – DISCONTINUED OPERATIONS (CONTINUED)

Summarized cash flow information for the discontinued operations is as follows:

For Three Months ended March 31,
	2008	2007
Net cash used by operating activities of discontinued operations	$ -	$ (20,373)
Net cash used by investing activities of discontinued operations	-	-

NET CASH USED BY DISCONTINUED OPERATIONS	$ -	$ (20,373)

NOTE 8 – BUSINESS AND CREDIT CONCENTRATIONS

Four customers accounted approximately $397,116 or 65% of the Customized Automotive segment revenues for the three months ended March 31, 2008. Three customers accounted for approximately $308,452 or 48% of the Customized Automotive segment revenues for the three months ended March 31, 2007.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2008.

In general, TrixMotive warrants to the first registered owner for a period of one year or twelve thousand miles from the date of original purchase, whichever comes first, that this conversion shall be free from defects in materials and workmanship, under normal use and service. The Company’s liability under this warranty is limited solely to the repair or replacement of defective parts and/or workmanship.

The following table summarizes the activity related to the product warranty liability during 2008 and 2007:

For Three Months ended March 31,	2008	2007
Beginning Balance	$ 8,994	$ 8,994
Provision of warranties	4,487	2,887
Utilization of warranty reserve	(4,487)	(2,887)
Ending Balance	$ 8,994	$ 8,994

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

While the outcome of these matters is not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has short-term notes payable to the officers and a related party, aggregate of $249,987 plus related accrued interest of $45,980 as of March 31, 2008. The notes carry interest at range of 8% to 10% per annum and are unsecured.

NOTE 12 – CHANGE OF OFFICERS

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

The Company currently reported two principal operating segments: (i) custom motorcycle, and (ii) custom automotive. The custom motorcycle segment provides a full range of services that cater to motorcycle enthusiast, including the sale, manufacture and installation of custom-built parts and accessories, the restoration, repair and servicing and the custom painting work. The custom automotive segment specializes in creating customized limousines to suit the tastes and needs of each individual customer.  In fourth quarter of 2007, the Company discontinued the customizing motorcycles business. As a result, the custom motorcycle segment is reclassified to discontinued operations and the custom automotive remains as the Company’s only reportable segment.

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

NOTE 13 – SEGMENT INFORMATION (CONTINUED)

Summarized financial information of the Company’s results by operating segment is as follows:

	Three Months ended March 31,
	2008	2007
Net Revenue to External Customers:
Custom Automotive	$ 608,270	$ 639,502
Total net revenue to external customers	$ 608,270	$ 639,502
Operating Loss:
Custom Automotive	$ (42,313)	$ (118,618)
Operating loss by reportable segments	(42,313)	(118,618)
All other operating loss	(59,067)	(84,997)
Consolidated operating loss	$ (101,380)	$ (203,615)
Net Loss from Continuing Operations
Custom Automotive	$ (43,881)	$ (120,468)
Net loss by reportable segments	(43,881)	(120,468)
All other net loss	(550,971)	(215,487)
Consolidated net loss from continuing operations	$ (594,852)	$ (335,955)
Net loss from discontinued operations
Custom Motorcycle	(3,750)	(60,944)
Consolidated net loss from continuing operations	$ (598,602)	$ (396,899)

	March 31,	December 31,
Total Assets:	2008	2007
Custom Automotive	$ 255,040	$ 223,664
All other segments	35,434	126,009
	290,474	349,673
Discontinued operations:
Custom Motorcycle	-	-
Consolidated assets	$ 290,474	$ 349,673

NOTE 14 – SUBSEQUENT EVENT

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

Plan of Operation

General

MotivNation, Inc. provides a full range of services that cater to the custom automotive enthusiast, including the sale, manufacture, converting, customization, armor protecting, and installation of custom-built automotives, auto parts and accessories, as well as restoration, repair, and servicing. MotivNation’s business divisions specialize in customized and specialized automotives conversions such as stretched limousines, and is an automotive supplier delivering advanced systems and components to the motor vehicle industry.

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

•
Products and services provided to individual retail clients are sold directly to our retail clients and include restoration work, finish and paint for automobiles as well as signature paint and design applied to non automotive personal property.

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

We offer various products and services depending on which client we are catering to for every project.  For our individual retail clients we offer products and services including restoration work, finish and paint for automobiles as well as signature paint and design applied to non automotive personal property.  For our independent dealers we offer products and services directly to the dealers which include custom and signature finish and design work on a dealer’s own restoration or manufactured work.  We also offer consultative work in the preparation of signature paints blends, techniques, and design advice related to the dealer’s own project.  For our original equipment manufacturers we offer services and products that include signature design and fabrication for manufactured parts and accessories, which are a party of a “designer” or “signature” series of products or design themes.  These products and services are also sold direct to the original equipment manufacturers.

Results of Operations

Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

Revenues and Loss from Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007 are as follows:

	3 Months Ended March 31, 2008	3 Months Ended March 31, 2007	Percentage Change Increase (Decrease)

Revenue	$608,270	639,502	(4.9)%
Cost of revenue	530,133	604,059	(12.2)%
Gross Profit (loss)	78,137	35,443	120.5%
Total Operating expenses	179,517	239,058	(24.9)%
Total Other expenses	491,072	129,940	277.9%

Provision for income taxes	2,400	2,400	0%

Operating (loss)	$598,602	396,899	50.8%

Revenues

               We had total revenues of $608,270 and $639,502 for the three month period ended March 31, 2008, and 2007 respectively. There was a decrease in the Company’s revenue of 4.9%, which can be attributed to normal fluctuation for incoming business opportunities, and the discontinued business of the Damon’s division.

Cost of Revenues

               We incurred total costs of $530,133 and $604,059 for the three month period ended March 31, 2008, and 2007, respectively. Our cost of revenues decreased 12.2% from the first quarter in 2008 compared to same period in 2007. This is primarily due to the respective decrease in revenues, and discontinued costs related to the Damon’s division.

Operating Expenses

Our selling, general and administrative expenses consist primarily of sales, marketing, production and other administrative personnel, cost of facilities and related spending, salaries, and related costs for executive.  The company’s major expenses decreased by 16.9% for the first quarter of 2008 versus 2007. This primarily occurred from the decrease in insurance expense of 63.5%. In addition decreases in accounting, consulting and rent expense of approximately 100%, 100%, and 0.2% respectively. An additional contribution to the decrease was a loss of disposal of assets of 100% for the same time period in 2008 compared to 2007. The decrease was offset by increases in salary & wages, and advertising/promotions expense of 3.0% and 16.0% for the first quarter of 2008 compared to 2007.  Also there were increases in shipping/delivery, depreciation and utilities expense of 19.5%, 13.3% and 5.0% respectively for the same time period.  Total expenses were $179,517 for the first quarter of 2008, a 24.9% decrease compared to the first quarter of 2007.  The major expenses incurred during the three months ended March 31, 2008 and 2007 were:

	3 Months Ended March 31, 2008	3 Months Ended March 31, 2007	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$43,112	43,215	(0.2)%
Salary & Wages	84,368	81,884	3.0%
Insurance	12,018	32,927	(63.5)%
Accounting Fees	0	11,000	(100)%
Consulting	0	3,811	(100)%
Advertising/Promotions	2,896	2,498	16.0%
Shipping and Delivery	7,669	6,418	19.5%
Depreciation	6,439	5,682	13.3%
Loss of disposal of assets	0	1,703	(100)%
Utilities	3,440	3,277	5.0%

Total Major Expenses	159,942	192,414	(16.9)%

Total Expenses	179,517	239,058	(24.9)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended March 31, 2008 and 2007 are as follows:

	3 Months Ended March 31, 2008	3 Months Ended March 31,2007	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	408	476	(14.3)%
Change in derivative liabilities	(231,585)	5,803	4,090.8%
Interest and other expenses	(47,222)	(42,816)	10.3%
Financing costs	(212,673)	(129,940)	127.7%
Total other income (expenses)	(491,072)	(129,940)	277.9%

Net (loss)	$(598,602)	396,899	50.8%

During the three months ended March 31, 2008, our total other expenses increased by 277.9% compared to the three months ended March 31, 2007. This was primarily due to increase in financing costs and the change in derivative liabilities of approximately 127.7% and 4,090.8% respectively. In addition interest and other expenses increased by 10.3%. This increase was slightly offset by a decrease in interest and other income of 14.3% for the first quarter of 2008 compared to the same period in 2007.  Net loss increased 50.8% primarily due to the 277.9% increase in total other expenses.

Liquidity and Capital Resources

Our cash, accounts receivable, prepaid expenses, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2008, as compared to March 31, 2007 were as follows:

	March 31,	March 31,
	2008	2007

Cash	$476	$96,524
Accounts receivable net	56,972	13,953
Prepaid expenses/other current assets	28,266	27,518
Inventory	42,953	37,057
Total current assets	128,667	175,052
Total assets	290,474	349,673
Total current liabilities	1,161,640	1,348,294
Total liabilities	6,489,381	5,956,115

Cash Requirements

Our cash obligations are anticipated to increase substantially over the next 12 months.  The cash would be utilized for operational expenses and general working capital as a result of continued sales growth, continued legal and professional fees. Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable.  At March 31, 2008, we had a working deficit of $1,032,973.

Operating activities:

Net cash used in operating activities from continuing operations was $98,136 for the three months ended March 31, 2008. This resulted primarily from a net loss of $598,602, as well as increases in accounts receivable, inventory, and prepaid/other assets of $43,019, $5,896, and $748 respectively. In addition the decrease in unearned revenue of $11,715 contributed. An offset to this was the addition of net loss from discontinued operations, net of tax of $3,750. An additional offset was an adjustment in depreciation of $6,439, noncash interest expense and financing costs of $212,673 and a change in derivative liabilities of $231,585.

Investing activities:

Net cash used in investing activities from continuing operations was $0 for the three months ended March 31, 2008

Financing activities:

Net cash used in financing activities from continuing operations was $2,088 for the three months ended March 31, 2008, and resulted primarily from repayments on long-term debt of $1,412. In addition the company made net repayments to related parties of $19,500. This was offset by a cash overdraft of $23,000.

            Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability.  Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity.  These steps include increasing operating revenues over last year through the growth of the business by expanding our product line to offer van and hearse conversions to overseas clientele. The company is constantly testing the market for better pricing on our costs of goods sold. As well as making timely payments of our obligations, building our stock and debt sources to provide additional working capital, and continuing to review our business plan to assure we are moving the business forward in a cost-effective manner. The company will and continuing continue to examine the segments of our business that offer the most profitable opportunity for success and eliminating operations and practices which detract from our profitability. During the first quarter of 2008 the company is focused on selling client end custom automotive conversions.

Going Concern

There can be no assurance that we will be successful in executing our plans to improve operations or obtain additional debt or equity financing. If the company is unable to have adequate cash from operations and is unsuccessful in obtaining financing, the company would have to cut back on operations. In addition there would be substantial doubt as mentioned in our financial footnotes about our ability to continue due to a decrease in our working capital and inability to obtain financing. The operations of the company have continued to be unprofitable and cash flow negative. The company has been dependent on outside institutions for additional funding to keep the operations running. The lack of cash flow has also resulted in increased company liabilities due to the non payment of federal and state payroll taxes. In addition the company is at further risk due to lack of workers compensation insurance coverage since the fourth quarter. If positive cash flow or continued funding can not be achieved, the company will have to look at other avenues to continue business. This may possibly include an acquisition or merger of another operation/company by the exchange of shares. The company may also choose to shut down the current operations of the TrixMotive subsidiary, and the Company will act as a shell company for another business transaction.

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

Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment annually, and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At March 31, 2008, the Company had no loss on disposal of assets for the year to date.

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

To successfully execute our current strategy, we will need to improve our working capital position.  The report of our independent auditors accompanying our financial statements for the year ended December 31, 2007 and the notes to our unaudited financial statements for the three months ended March 31, 2008, however it includes an explanatory paragraph indicating there is a substantial doubt about the Company’s ability to continue as a going concern due to recurring losses.  We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional debt and/or equity financing.  There can be no assurances that these plans will be successful.

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

We Are Subject to Price Volatility Due to Our Operations Materially Fluctuating

As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may cause our quarterly results to fluctuate include, among others:

•	our ability to retain existing customers;

•	our ability to attract new customers at a steady rate;

•	our ability to maintain customer satisfaction;

•	the extent to which our products and services gain market acceptance;

•	introductions of products and services by competitors;

•	price competition in the markets in which we compete;

•	our ability to attract, train, and retain skilled management,

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and

•	general economic conditions and economic conditions specific to the aftermarket automotive parts, service and accessories industry.

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

The company has recently lost key personnel in 2007 and 2008. In 2007 the closing of the Damon’s facility due to a lack of business and cash flow resulted in the loss of Richard Perez the co-founder of Damon’s Motorcycle Creations. In addition Jay Isco the CFO and Secretary of the company, and president and treasurer of the Trixmotive subsidiary resigned from all positions in February of 2008, due to non payment of salaries. The current CEO and CFO George Lefevre has also gone without salary for all of 2007, and there can be no assurance that the company will be able to retain his services without payment of salary.

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

We are subject to federal, state and local government regulations affecting automotive customization and restoration that may affect our operations.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

           We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer/ chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. The company has identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 2.                      CHANGES IN SECURITIES

Except as set forth below, there were no unregistered sales of equity securities by the Company during the three month period ended March 31, 2008.

For the first quarter of 2008, 1,485,000 shares of common stock were issued to AJW Offshore, LTD pursuant to Rule 144 for the conversion of $1,471.50 of convertible debt.

For the first quarter of 2008, 327,250 shares of common stock were issued to AJW Partners, LLC pursuant to Rule 144 for the conversion of $324.28 of convertible debt.

For the first quarter of 2008, 896,500 shares of common stock were issued to AJW Qualified Partners, LLC pursuant to Rule 144 for the conversion of $888.35 of convertible debt.

For the first quarter of 2008, 41,250 shares of common stock were issued to New Millennium Capital Partners II, LLC pursuant to Rule 144 for the conversion of $40.88 of convertible debt.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

Entry into Material Definitive Agreements

On January 31, 2008, MotivNation, Inc. reallocated $249,406.69 in interest to a callable secured convertible note to AJW Master Fund, Ltd. The maturity date of the note is January 31, 2011, and is to pay interest at a rate of 2% per annum. The convertible notes mature in three years, at a 2% per annum interest rate and call for quarterly interest payments with the principal due on maturity.  If MotivNation defaults on the interest payments, the investors will have the right to convert the notes into fully paid and non-assessable shares of common stock. Conversion price is a fifty percent discount at which the market price will be the average of the three lowest trading days within a twenty day trading period prior to the date the Conversion Notice is sent to the Borrower.

On January 31, 2008, MotivNation, Inc. reallocated $4,359.54 in interest to a callable secured convertible note to New Millennium Capital Partners II, LLC. The maturity date of the note is January 31, 2011, and is to pay interest at a rate of 2% per annum. The convertible notes mature in three years, at a 2% per annum interest rate and call for quarterly interest payments with the principal due on maturity.  If MotivNation defaults on the interest payments, the investors will have the right to convert the notes into fully paid and non-assessable shares of common stock. Conversion price is a fifty percent discount at which the market price will be the average of the three lowest trading days within a twenty day trading period prior to the date the Conversion Notice is sent to the Borrower.

On January 31, 2008, MotivNation, Inc. reallocated $34,407.57 in interest to a callable secured convertible note to AJW Partners, LLC. The maturity date of the note is January 31, 2011, and is to pay interest at a rate of 2% per annum. The convertible notes mature in three years, at a 2% per annum interest rate and call for quarterly interest payments with the principal due on maturity.  If MotivNation defaults on the interest payments, the investors will have the right to convert the notes into fully paid and non-assessable shares of common stock. Conversion price is a fifty percent discount at which the market price will be the average of the three lowest trading days within a twenty day trading period prior to the date the Conversion Notice is sent to the Borrower.

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

(b)  Reports on Form 8K.

On February 27, 2008.  Jay Isco, the CFO and Secretary of the Company resigned effective immediately. Subsequent to the resignation, George Lefevre the Company’s CEO and Director has been elected by the Company’s Board of Director to the vacant positions of CFO and Secretary of MotivNation Inc., on February 27, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2008                                                                                                MotivNation, Inc.

            /s/ George Lefevre
By:
George R. Lefevre CEO