Form 10-Q
period 2008-08-19
MotivNation, Inc.
filed 2008-08-19
CIK 1853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(949) 442-8315
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

Non-accelerated filer (  )                                                                           Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 2008.

Common Stock, Par Value $0.001	40,107,158

Title of Class	Number of Shares Outstanding as of August 12, 2008

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	15
Controls and Procedures	27
Part II	28
Legal Proceedings	28
Changes in Securities	29
Defaults Upon Securities	29
Submission to a Vote	30
Other Information	30
Exhibits and Reports	30
Signatures	32

Exhibits

Index to Exhibits	33
Exhibits	34

Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of June 30,	As of December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 55,327	$ 96,524
Accounts receivable, net	74,694	13,953
Inventory	23,583	37,057
Prepaid expenses and other current assets	29,559	27,518
Total Current Assets	183,163	175,052

Property and equipment, net	87,033	99,403
Debt issuance cost, net	11,055	23,805
Other assets	51,413	51,413

TOTAL ASSETS	$ 332,664	$ 349,673
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 154,650	$ 182,269
Accrued liabilities	699,557	764,033
Cash Overdraft	39,614	-
Unearned revenue	35,800	116,945
Net liabilities of discontinued operations	18,088	10,588
Short-term notes payable to related parties	249,987	269,487
Current portion of long-term notes payable	1,436	3,430
Current portion of capital lease obligations	756	1,542
Total Current Liabilities	1,199,888	1,348,294
Long-Term Debt
Convertible notes payable, net of unamortized discount of $1,314,341 and	1,158,047	698,786
$1,394,249 for 2008 and 2007, respectively
Derivative liabilities	5,021,026	3,909,035
Total Long-Term Liabilities	6,179,073	4,607,821
Total Liabilities	7,378,961	5,956,115
Stockholders' Deficit
Preferred Stock, $0.001 par value; 100,000,000 shares authorized;
none issued and outstanding	-	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
issued and outstanding 2008 30,330,158 shares; 2007 16,266,157 shares	30,231	16,267
Paid-in Capital	2,554,314	2,546,761
Accumulated deficit	(9,630,842)	(8,169,470)
Total Stockholders' Deficit	(7,046,297)	(5,606,442)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 332,664	$ 349,673

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For three months ended		For six months ended
	June 30, 2008		June 30, 2008
	2008	2007	2008	2007
Sales:
Sales - products	$ 5,331	$ 184,673	$ 6,418	$ 395,679
Sales - services	664,869	516,960	1,272,052	945,456
Total sales	670,200	701,633	1,278,470	1,341,135

Cost of sales
Cost of products	-	176,860	-	361,527
Cost of services	503,560	476,801	1,033,693	896,193
Total costs of sales	503,560	653,661	1,033,693	1,257,720

Gross profit	166,640	47,972	244,777	83,415

Operating Expenses:
Selling, general and administrative Expenses	206,770	222,396	386,287	459,751
Loss on disposal of assets	-	-	-	1,703
Total Operating Expenses	206,770	222,396	386,287	461,454

Operating loss	(40,130)	(174,424)	(141,510)	(378,039)

Other income(expenses)
Interest and other income	426	2,408	834	2,884
Change in derivative liabilities	(61,106)	44,224	(292,691)	50,027
Interest expense	(46,229)	(42,065)	(93,451)	(84,881)
Financing costs	(711,981)	(114,931)	(924,654)	(208,334)
Total other income(expenses)	(818,890)	(110,364)	(1,309,962)	(240,304)

Net loss before state franchise tax	(859,020)	(284,788)	(1,451,472)	(618,343)

State franchise tax	-	-	2,400	2,400

Net loss from continuing operations	(859,020)	(284,788)	(1,453,872)	(620,743)

Discontinued Operations
Net loss from discontinued operations (net of
applicable taxes of $0 for 2008 and 2007)	(3,750)	(119,012)	(7,500)	(179,956)

Net loss	$ (862,770)	$ (403,800)	$(1,461,372)	$ (800,699)

Net loss from continuing operations per share-Basic and Diluted	$ (0.03)	$ (0.04)	$ (0.07)	$ (0.09)
Net loss	$ (0.03)	$ (0.06)	$ (0.07)	$ (0.11)
Weighted Average Number of Shares	26,288,158	7,232,781	22,235,491	7,139,122

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For Six Months Ended June 30,	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss	$ (1,461,372)	$ (800,699)
Add: Net loss from discontinued operations, net of tax	7,500	179,956
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,370	11,451
Noncash interest expense and financing costs	924,654	208,333
Change in derivative liabilities	292,691	(50,027)
Provision for bad debt	1,843	-
Loss on disposal of assets	-	1,703
(Increase) Decrease in:
Accounts receivable	(62,584)	(16,838)
Inventory	13,474	320,695
Prepaid and other assets	(2,041)	(28,098)
Increase (Decrease) in:
Accounts payable and accrued liabilities	196,079	192,931
Unearned revenue	(81,145)	(30,000)
Net cash flows used in operating activities from continuing operations	(158,531)	(10,593)
CASH FLOW FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchase of property and equipment	-	(1,985)
Net cash flows provided by (used in) investing activities from continuing operations	-	(1,985)
CASH FLOW FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Repayment on long-term notes payable and capital lease obligations	(2,780)	(15,292)
Net repayments to related parties	(19,500)	(6,021)
Proceeds from convertible debt	100,000	-
Cash Overdraft	39,614	-
Net cash flows provided by (used in) financing activities from continuing operations	117,334	(21,313)
NET CASH USED IN CONTINUING OPERATIONS	(41,197)	(33,891)
NET CASH PROVIDED BY(USED IN) DISCONTINUED OPERATIONS	-	(53,386)
NET DECREASE IN CASH	(41,197)	(87,277)
CASH AT BEGINNING OF YEAR	96,524	180,952
CASH AT END OF PERIOD	$ 55,327	$ 93,675
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$ 90	$ 1,915
Noncash Investing and Financing Activities:
Conversion of notes payable	$ 8,820	$ 2,544
Transfer unamortized discount and derivative liabilities to paid in
capital due to debt conversion	$ 12,697	$ 3,092
Conversion of accrued interest into convertible debt	$ 288,174	$ -
Issuance of warrants in lieu of convertible debt	$ 15,000	$ -
Recorded a beneficial conversion feature	$ 820,887	$ -

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

MotivNation  (“the Company”) was incorporated on April 26, 1946, under the laws of the State of Idaho. In 2003, the Company merged into its wholly-owned Nevada subsidiary, and changed its corporate domicile from the State of Idaho to the State of Nevada. MotivNation, Inc. provides a range of services that cater to the custom automotive enthusiast, including the converting, customization, armor protecting, and installation of custom-built automotives, auto parts and accessories, as well as restoration, and servicing. In fourth quarter of 2007, the Company discontinued the customizing motorcycles business with Damon’s Motorcycle Creation.

On July 18, 2008, the Company’s principal operating wholly-owned subsidiary, TrixMotive, Inc. (“TrixMotive”), has filed protection under Chapter 7 of the United States Bankruptcy Court in the Central District of California. TrixMotive ceased operating as of its bankruptcy filing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three and six months ended June 30, 2008 may not be indicative of results for the year ending December 31, 2008 or any future periods.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of MotivNation, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions.  The Company has ceased the customizing motorcycles business in the fourth quarter of 2007; accordingly, the accompanying consolidated financial statements for the three and six months ended June 30, 2007 have been restated to present the results of the customizing motorcycles segments as discontinued operations.

Use of Estimates: The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred losses from continuing operations totaling $1,453,872 for six months ended June 30, 2008 and has an accumulated deficit of $9,603,842 and a working capital deficit of $1,016,725 as of that date.  In addition, certain related party debts are in default as the Company did not make payments as the notes came due.  The Company is currently negotiating to extend the payment terms with the related parties.

The application of the going concern concept is dependent upon the Company’s ability to receive continued financial support from its creditors, stockholders and external investors. During 2008, the Company received $100,000 from issuing 8% callable secured convertible debts. In July 2008, the Company’s principal operating subsidiary has ceased its operations and filed for Chapter 7 bankruptcy. Subsequently, the Company will continue to build its prototype bike and seeks for new business opportunities. The ability of the Company to continue as a going concern is dependent its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Inventory
Painted materials	$ 6,061	$ 5,689
Mechanical materials	10,087	20,536
Body shop materials	7,435	10,832
Total inventory	$ 23,583	$ 37,057
Property and Equipment, net
Automobiles	$ 19,026	$ 19,026
Furniture and fixtures	4,129	4,129
Machinery and equipment	143,279	143,279
	166,434	166,434
Less: accumulated depreciation	(79,401)	(67,031)
Property and Equipment, net	$ 87,033	$ 99,403
Accrued Liabilities
Accrued payroll and related taxes	$ 519,506	$ 327,028
Credit cards payable	377	1,452
Accrued vacation	19,924	-
Accrued interest	140,346	336,673
Accrued warranty	8,994	-
Others	10,410	2,745
Total accrued liabilities	$ 699,557	$ 667,898

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

Sale of $100,000 Convertible Debentures

On April 22, 2008, the Company sold in a private transaction an aggregate of $100,000 of convertible debentures (the “2008 Debentures”). The principal amount of the 2008 Debentures outstanding accrues interest at the rate of 8% per annum payable quarterly. The 2008 Debentures are convertible into shares of the Company’s common stock at 40% of the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date. The 2008 Debentures are repayable, principal and accrued interest, on April 22, 2011. The 2008 Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of the Company’s outstanding common stock at the time of such conversion.

In addition, purchasers of the 2008 Debentures received warrants exercisable to purchase an aggregate of 10,000,000 shares of the Company’s common stock at an exercise price of $0.002 per share (the "2008 Debenture Warrants"). The 2008 Debenture Warrants shall have a seven year term from date of issuance and have a cashless exercise feature.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

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

The following tables describe the valuation of the conversion feature of each traunch of the convertible debenture, using the Black Scholes pricing model:

	11/30/05 Traunch	1/4/06 Traunch	1/30/06 Traunch	11/16/07 Traunch	1/31/08 Traunch	4/22/08 Traunch
Approximate risk free rate	4.41%	4.28%	4.47%	3.30%	2.27%	2.43%
Average expected life	3 years	3 years	3 years	3 years	3 years	3 years
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	356.33%	348.92%	342.77%	286.90%	289.55%	325.91%
Estimated fair value of conversion feature	$599,200	$998,346	$2,395,289	$346,997	$571,604	$249,283
Charged to debt discount	$300,000	$500,000	$1,200,000	$175,000	$288,174	$100,000
Charged to expenses	$299,200	$498,346	$1,195,289	$171,997	$283,434	$149,283

The Company recorded the fair value of the conversion feature as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with any excess charged to expense. Amortization expense related to the conversion feature discount for the three and six months ended June 30, 2008 was $257,893 and $464,192, respectively. Amortization expense related to the conversion feature discount for the three six months ended June 30, 2007 was $108,555 and $195,583, respectively. Remaining unamortized discount as of June 30, 2008 was $1,314,341.

The warrants issued in lieu of the financing were recorded as derivative liabilities and valued using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.

	11/30/05 Traunch	1/4/06 Traunch	1/30/06 Traunch	11/16/07 Traunch	4/22/08 Traunch
Approximate risk free rate	4.42%	4.28%	4.46%	3.88%	3.29%
Average expected life	5 years	5 years	5 years	7 years	7 years
Dividend yield	0%	0%	0%	0%	0%
Volatility	356.33%	348.92%	342.77%	286.90%	325.91%
Number of warrants granted	375,000	625,000	1,500,000	15,000,000	10,000,000
Estimated fair value of total warrants granted	$299,975	$493,692	$1,184,815	$59,995	$15,000

In accordance with the EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of June 30, 2008 and December 31, 2007, the fair values of the conversion feature and the stock warrants aggregated to $5,021,025 and $3,909,035, respectively.  The Company recorded a loss of $292,691 and a gain of $5,803 for the six months ended June 30, 2008 and 2007, respectively. This amount is recorded as “Change in Derivative Liabilities” a component of other income in the accompanying consolidated statement of operations.  If the debt is converted prior to maturity, the carrying value will be transferred to equity.

NOTE 6 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	For Three months ended		For Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net loss from continuing operations	$ (859,020)	$ (284,788)	$ (1,453,872)	$ (620,743)
Net loss from discontinued operations	$ (3,750)	$ (119,012)	$ (7,500)	$ (179,956)
Net loss	$ (862,770)	$ (403,800)	$ (1,461,372)	$ (800,699)
Denominator:
Weighted average number of shares outstanding	26,288,158	7,232,781	22,235,491	7,139,122
Net loss per share from continuing operations-basic and diluted	$ (0.03)	$ (0.04)	$ (0.07)	$ (0.09)
Net loss per share from discontinued operations-basic and diluted	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.03)
Net loss per share-basic and diluted	$ (0.03)	$ (0.06)	$ (0.07)	$ (0.11)

As of June 30, 2008, the Company has 27.5 million out-of money stock warrants excluded from diluted net loss per share computations as their exercise prices are greater than the average quarterly market price. In accordance with SFAS No. 128, “Earnings Per Share”, the Company has excluded from the calculation of diluted net loss per share approximately 4,282 and 4,244 shares for the three and six months ended June 30, 2008, respectively, relating to its 10% related party convertible debt that are anti-dilutive.  As of June 30, 2008, depending on the stock price on the conversion date, up to maximum of 578,544,732 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note5 – Convertible Notes Payable and Derivative Liabilities.”

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

NOTE 7 – DISCONTINUED OPERATIONS

The Company has discontinued the customizing motorcycles business with Damon’s Motorcycle Creation in the fourth quarter of 2007.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements have been retroactively adjusted to reflect the impact of the discontinuation of the customizing motorcycles business. The net operating results, net assets and liabilities, and net cash flows of the customizing motorcycle business have been reported as “Discontinued Operations.”

Following is summarized financial information for the discontinued operations:

	For Three Months ended June 30,		For Six Months ended June 30,
	2008	2007	2008	2007
Revenues	$ -	$ -	$ -	$ 8,810

Net loss from discontinued operations (a)	$ (3,750)	$ (119,012)	$ (7,500)	$ (179,956)
(Net of tax of $0 for 2008 and 2007)

(a) A loss of disposal of assets of $15,054 and $17,041 was included in net loss from discontinued operations for three and six months ended June 30, 2007, respectively. None in 2008.

	June 30, 2008	December 31, 2007
NET ASSETS (LIABILITIES) OF DISCONTINUED OPERATIONS:	(Unaudited)	(Audited)
Current Assets
Cash	$ (24)	$ (24)
Inventory	50,922	50,922
Net other assets	8,038	13,304
Current liabilities
Accounts payable	(22,055)	(22,055)
Accrued liabilities	(53,989)	(51,755)
Other liabilities	(980)	(980)
Net assets (liabilities) of discontinued operations	$ (18,088)	$ (10,588)

Summarized cash flow information for the discontinued operations is as follows:

For Six Months ended June 30,
	2008	2007
Net cash used by operating activities of discontinued operations	$ -	$ (53,386)
Net cash used by investing activities of discontinued operations	-	-
Net cash used by financing activities of discontinued operations	-	-

NET CASH USED BY DISCONTINUED OPERATIONS	$ -	$ (53,386)

NOTE 8 – BUSINESS AND CREDIT CONCENTRATIONS

A major customer accounted for approximately $211,436 and $399,452 or 31% and 32% of the Customized Automotive segment revenues for the three and six months ended June 30, 2008, respectively. This customer accounted for approximately $230,717 and $276,117 or 33% and 21% of the Customized Automotive segment revenues for the three and six months ended June 30, 2007, respectively.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2008.

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

The following table summarizes the activity related to the product warranty liability during 2008 and 2007:

As of June 30,	2008	2007
Beginning balance	$ 8,994	$ 8,994
Provision of warranties	10,191	11,341
Utilization of reserve	(10,191)	(11,341)
Ending balance	$ 8,994	$ 8,994

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has short-term notes payable to the officers and a related party, aggregate of $249,987 plus related accrued interest of $49,763 as of June 30, 2008. The notes carry interest at range of 8% to 10% per annum and are unsecured. The Company did not meet the payment terms when these notes were due and is negotiating to extend the notes.

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

The Company has reported two principal operating segments: (i) custom motorcycle, and (ii) custom automotive. The custom motorcycle segment provides a full range of services that cater to motorcycle enthusiast, including the sale, manufacture and installation of custom-built parts and accessories, the restoration, repair and servicing and the custom painting work. The custom automotive segment specializes in creating customized limousines to suit the tastes and needs of each individual customer.  In fourth quarter of 2007, the Company discontinued the customizing motorcycles business with Damon’s Motorcycle Creation. As a result, the custom motorcycle segment is reclassified to discontinued operations and the custom automotive remains as the Company’s only reportable segment.

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

Intersegment transactions: Intersegment transactions are recorded at cost.

NOTE 13 – SEGMENT INFORMATION (CONTINUED)

Summarized financial information of the Company’s results by operating segment is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Net Revenue to External Customers:
Custom Automotive	$ 670,200	$ 701,633	$ 1,278,470	$ 1,341,135
Total net revenue to external customers	$ 670,200	$ 701,633	$ 1,278,470	$ 1,341,135
Operating Income (Loss):
Custom Automotive	$ 34,027	$ (96,132)	$ (8,286)	$ (214,750)
Operating loss by reportable segments	34,027	(96,132)	(8,286)	(214,750)
All other operating loss	(74,156)	(78,292)	(133,223)	(163,289)
Consolidated operating loss	$ (40,130)	$ (174,424)	$ (141,510)	$ (378,039)
Net Loss from Continuing Operations
Custom Automotive	$ 34,758	$ (96,698)	$ (9,122)	$ (217,166)
Net loss by reportable segments	34,758	(96,698)	(9,122)	(217,166)
All other net loss	(893,779)	(188,090)	(1,444,750)	(403,577)
Consolidated net loss from continuing operations	$ (859,020)	$ (284,788)	$ (1,453,872)	$ (620,743)
Net loss from discontinued operations
Custom Motorcycle	(3,750)	(119,012)	(7,500)	(179,956)
Consolidated net loss	$ (862,770)	$ (403,800)	$ (1,461,372)	$ (800,699)

	June 30,	December 31,
Total Assets:	2008	2007
Custom Automotive	$ 256,101	$ 223,664
All other segments	76,562	126,009
	332,664	349,673
Discontinued operations:
Custom Motorcycle	-	-
Consolidated assets	$ 332,664	$ 349,673

NOTE 14 – SUBSEQUENT EVENT

On July 18, 2008, the Company’s principal operating wholly-owned subsidiary, TrixMotive, Inc. (“TrixMotive”), has filed protection under Chapter 7 of the United States Bankruptcy Court in the Central District of California. TrixMotive ceased operating as of its bankruptcy filing.

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

Plan of Operation

General

MotivNation, Inc. provides a range of services that cater to the custom automotive enthusiast including converting, customization, armor protecting, and installation of custom-built automotives, auto parts and accessories, as well as restoration, and servicing.

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

•
Products and services for original equipment manufacturers include signature design for manufactured parts and accessories which are part of a “designer” or “signature” series of products or design themes.

 We also offer consultative work in the preparation of signature paints blends, techniques, and design advice related to the dealer’s own project.  For our original equipment manufacturers we offer services and products that include signature design for manufactured parts and accessories, which are a party of a “designer” or “signature” series of products or design themes.

Results of Operations

Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2007

Revenues and Loss from Continuing and Discontinued Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007 are as follows:

	3 Months Ended June 30, 2008	3 Months Ended June 30, 2007	Percentage Change Increase (Decrease)

Revenue	$670,200	701,633	(4.5)%
Cost of revenue	503,560	653,661	(23.0)%
Gross Profit (loss)	166,640	47,972	247.4%
Total Operating expenses	206,770	222,396	(7.0)%
Total Other expenses	818,890	110,364	642.0%

Provision for income taxes	0	0

Net Loss from Continuing Operations	859,020	284,788	201.6%

Net Loss from Discontinued Operations	3,750	119,012	(96.8)%

Net Loss	$862,770	403,800	113.7%

Revenues

               We had total revenues of $670,200 and $701,633 for the three month period ended June 30, 2008, and 2007 respectively. There was a decrease in the Company’s revenue of 4.5%, which can be attributed to a slow-down in the incoming business opportunities.

Cost of Revenues

               We incurred total costs of $503,560 and $653,661 for the three month period ended June 30, 2008, and 2007, respectively. Our cost of revenues decreased 23.0% from the second quarter in 2008 compared to same period in 2007. This is due to the respective decrease in revenues, and discontinued costs related to the Damon’s division.

Operating Expenses

Our selling, general and administrative expenses consist primarily of sales, marketing, production and other administrative personnel, cost of facilities and related spending, salaries, and related costs for executive.  The company’s major expenses decreased by 17.2% for the second quarter of 2008 versus 2007. This primarily occurred from the decrease in insurance expense of 54.4%. In addition decreases in accounting, salary & wages and utilities expense of approximately 100%, 5.6%, and 27.9% respectively. An additional contribution to the decrease was rent and advertising/promotions of 2.8%, 51.1% for the same time period in 2008 compared to 2007. The decrease was offset by increases in consulting, and bad debt expense of 100% and 100% for the second quarter of 2008 compared to 2007.  Also there were increases in shipping/delivery and depreciation expense of 31.9%, 2.8% respectively for the same time period.  Total expenses were $206,770 for the second quarter of 2008, a 7.0% decrease compared to the second quarter of 2007.  The major expenses incurred during the three months ended June 30, 2008 and 2007 were:

	3 Months Ended June 30, 2008	3 Months Ended June 30, 2007	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$41,991	43,215	(2.8)%
Salary & Wages	70,325	74,460	(5.6)%
Insurance	16,155	35,461	(54.4)%
Accounting Fees	0	11,000	(100)%
Consulting	4,760	0	100%
Advertising/Promotions	2,103	4,305	(51.1)%
Shipping and Delivery	4,550	3,448	31.9%
Depreciation	5,931	5,770	2.8%
Bad debt expense	1,843	0	100%
Utilities	4,200	5,824	(27.9)%

Total Major Expenses	151,858	183,484	(17.2)%

Total Expenses	206,770	222,396	(7.0)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended June 30, 2008 and 2007 are as follows:

	3 Months Ended June 30, 2008	3 Months Ended June 30,2007	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	426	2,408	(82.3)%
Change in derivative liabilities	(61,106)	44,224	(238.2)%
Interest and other expenses	(46,229)	(42,065)	9.9%
Financing costs	(711,981)	(114,931)	519.5%
Total other income (expenses)	(818,890)	(110,364)	642.0%

Net Loss from Continuing Operations	$859,020	284,788	201.6%

During the three months ended June 30, 2008, our total other expenses increased by 642.0% compared to the three months ended June 30, 2007. This was primarily due to increase in financing costs and interest/other expense of approximately 519.5% and 9.9% respectively. This increase was slightly offset by a decrease in interest/other income and a change in derivative liabilities of 82.3%, and 238.2% respectively for the second quarter of 2008 compared to the same period in 2007.  Net loss increased 201.6% primarily due to the 642.0% increase in total other expenses.

Six Months Ended June 30, 2008 compared to the Six Months Ended June 30, 2007

Revenues and Loss from Continuing and Discontinued Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007 are as follows:

	6 Months Ended June 30, 2008	6 Months Ended June 30, 2007	Percentage Change Increase (Decrease)

Revenue	$1,278,470	1,341,135	(4.7)%
Cost of revenue	1,033,693	1,257,720	(17.8)%
Gross Profit (loss)	244,777	83,415	193.4%
Total Operating expenses	386,287	461,454	(16.3)%
Total Other expenses	1,309,962	240,304	445.1%

Provision for income taxes	2,400	2,400

Net Loss from continuing operations	1,453,872	620,743	134.2%

Net Loss from discontinued operations	7,500	179,956	(95.8)%

Net Loss	$1,461,372	800,699	82.5%

Revenues

               We had total revenues of $1,278,470 and $1,341,135 for the six month period ended June 30, 2008, and 2007 respectively. The decrease in the Company’s revenue of 4.7% can be attributed to a slow-down in the incoming business opportunities, and the discontinued business of the Damon’s division.

Cost of Revenues

               We incurred total costs of $1,033,693 and $1,257,720 for the six month period ended June 30, 2008, and 2007, respectively. Our cost of revenues decreased 17.8% from the second quarter in 2008 compared to same period in 2007. This is primarily due to the respective decrease in revenues, and the discontinued costs related to the Damon’s division.

Operating Expenses

Our selling, general and administrative expenses consist primarily of sales, marketing, production and other administrative personnel, cost of facilities and related spending, salaries, and related costs for executive.  The company’s major expenses decreased by 12.5% for the second quarter of 2008 versus 2007. This primarily occurred from the decrease in insurance expense of 58.8%. In addition decreases in advertising/promotions and accounting expense of approximately 39.7%, and 27.3% respectively. Additional contributions to the decrease were in loss on disposal of asset, salary & wages, and rent expense of 100%, 1.1%, and 1.5% respectively. The decrease was offset by increases in consulting, shipping/delivery, and depreciation expense of 24.9%, 23.8%, and 8.0% for the second quarter of 2008 compared to 2007.  Also there were increases in bad debt, and utilities expense of 100% and 13.4% respectively for the same time period.  Total expenses were $386,287 for the second quarter of 2008, a 16.3% decrease compared to the second quarter of 2007.  The major expenses incurred during the six months ended June 30, 2008 and 2007 were:

	6 Months Ended June 30, 2008	6 Months Ended June 30, 2007	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$85,103	$86,430	(1.5)%
Salary & Wages	154,693	156,344	(1.1)%
Insurance	28,156	68,388	(58.8)%
Accounting Fees	16,000	22,000	(27.3)%
Consulting	4,760	3,811	24.9%
Advertising/Promotions	4,099	6,803	(39.7)%
Shipping and Delivery	12,218	9,866	23.8%
Depreciation	12,370	11,452	8.0%
Bad debt expense	1,843	0	100%
Loss of disposal of assets	0	1,703	(100)%
Utilities	8,207	7,235	13.4%

Total Major Expenses	327,449	374,032	(12.5)%

Total Expenses	386,287	461,454	(16.3)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the six months ended June 30, 2008 and 2007 are as follows:

	6 Months Ended June 30, 2008	6 Months Ended June 30, 2007	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	834	2,884	(71.1)%
Change in derivative liabilities	(292,691)	50,027	(685.1)%
Interest and other expenses	(93,451)	(84,881)	10.1%
Financing costs	(924,654)	(208,334)	343.8%
Total other income (expenses)	(1,309,962)	(240,304)	445.1%

Net Loss from Continuing Operations	$1,453,872	620,743	134.2%

During the six months ended June 30, 2008, our total other expenses increased by 445.1% compared to the six months ended June 30, 2007. This was primarily due to increases in financing costs and interest/other expenses of approximately 343.8% and 10.1% respectively. In addition change in derivative liabilities changed by 685.1% for the second quarter of 2008 compared to the same period in 2007.  This was slightly offset by a decrease in interest and other income of 71.1% for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Net loss increased 134.2% primarily due to the 445.1% increase in total other expenses.

Liquidity and Capital Resources

Our cash, accounts receivable, prepaid expenses, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2008, as compared to December 31, 2007 were as follows:

	June 30,	December 31,
	2008	2007

Cash	$55,327	$96,524
Accounts receivable net	74,694	13,953
Prepaid expenses/other current assets	29,559	27,518
Inventory	23,583	37,057
Total current assets	183,163	175,052
Total assets	332,664	349,673
Total current liabilities	1,199,888	1,348,294
Total liabilities	7,378,961	5,956,115

Cash Requirements

Our cash obligations are anticipated to increase substantially over the next 12 months.  The cash would be utilized for operational expenses and general working capital as a result of continued sales growth, continued legal and professional fees. Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable.  At June 30, 2008, we had a working deficit of $1,016,725.

Operating activities:

Net cash used in operating activities from continuing operations was $158,531 for the six months ended June 30, 2008. This resulted primarily from a net loss of $1,461,372, as well as increases in accounts receivable, account payable/accrued liabilities, and prepaid/other assets of $62,584, $196,079, and $2,041 respectively. An offset to this was the addition of net loss from discontinued operations, net of tax of $7,500. In addition the decrease in unearned revenue of $13,474 contributed. An additional offset was an adjustment in depreciation of $12,370, non-cash interest expense and financing costs of $924,654 and a change in derivative liabilities of $292,691.

Investing activities:

Net cash used in investing activities from continuing operations was $0 for the six months ended June 30, 2008

Financing activities:

Net cash provided by financing activities from continuing operations was $117,334 for the six months ended June 30, 2008, and resulted primarily from proceeds from convertible debt and cash overdraft of $100,000, and $39,614 respectively. This was offset by repayments on long-term debt of $2,780. In addition the company made net repayments to related parties of $19,500.

            Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability.  Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity.  These steps include increasing operating revenues over last year through the growth of the business by expanding our product line to offer van and hearse conversions to overseas clientele. The company is constantly testing the market for better pricing on our costs of goods sold. As well as making timely payments of our obligations, building our stock and debt sources to provide additional working capital, and continuing to review our business plan to assure we are moving the business forward in a cost-effective manner. The company will and continuing continue to examine the segments of our business that offer the most profitable opportunity for success and eliminating operations and practices which detract from our profitability. During the second quarter of 2008 the company was focused on selling client end custom automotive conversions, and cutting production costs.

Subsequent Events

On July 18, 2008 MotivNation’s (the “Company”) principal operating subsidiary, TrixMotive, Inc. filed Chapter 7 bankruptcy The Company stated that they bankrupted the subsidiary, which fell victim to the economy, in order to stabilize ongoing operations and protect the parent company from additional expenditures by the subsidiary, thus enabling the Company to stay operational.

Going Concern

There can be no assurance that we will be successful in executing our plans to improve operations or obtain additional debt or equity financing. If the company is unable to have adequate cash from operations and is unsuccessful in obtaining financing, the company would have to cut back on operations. In addition there would be substantial doubt as mentioned in our financial footnotes about our ability to continue due to a decrease in our working capital and inability to obtain financing. The operations of the company have continued to be unprofitable and cash flow negative. The company has been dependent on outside institutions for additional funding to keep the operations running. The lack of cash flow has also resulted in increased company liabilities due to the non payment of federal and state payroll taxes. In addition the company is at further risk due to lack of workers compensation insurance coverage since the fourth quarter. If positive cash flow or continued funding can not be achieved, the company will have to look at other avenues to continue business. This may possibly include an acquisition or merger of another operation/company by the exchange of shares. The company wholly owned subsidiary has filed Chapter 7 Bankruptcy and has ceased its current operations.  There can be no assurance the Parent company will be successful in its attempts to complete licensing for the use of Damon’s name and establish any business interest for its custom prototype bike.

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

Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment annually, and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2008, the Company had no loss on disposal of assets for the year to date.

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

To successfully execute our current strategy, we will need to improve our working capital position.  The report of our independent auditors accompanying our financial statements for the year ended December 31, 2007 and the notes to our unaudited financial statements for the three months ended June 30, 2008, however it includes an explanatory paragraph indicating there is a substantial doubt about the Company’s ability to continue as a going concern due to recurring losses.  We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional debt and/or equity financing.  There can be no assurances that these plans will be successful.

Our Limited Operating History Renders Makes It Difficult To Forecast Our Future Results.

            We had been a non-operating company for many years prior to the acquisition of Damon’s and Moonlight Industries.   Therefore, we have a limited operating history and our business and prospects must be considered in light of the risks and uncertainties inherent in a development-stage venture, many of which are beyond our control, including:

•	our ability to distribute, sell and market our services and products;

•	our ability to develop and offer new services and products;

•	the performance of our automotive products and accessories;

•	the significant and ongoing funds needed to achieve our production, marketing and sales objectives;

•	the appeal of our services and products to consumers;

•	our ability to generate adequate revenue to support our operations;

•	our ability to maintain positive cash flow resulting from extended periods of monetary responsibility in the form of labor for extensive custom works in progress;

•	the loss or injury of our principal design or technical staff; and

•	changes in environmental regulation and enforcement relating to our operations, including those governing VOC emissions.

•	Our ability to maintain the operations of its acquisitions

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

The company has recently lost key personnel in 2007 and 2008. In 2007 the closing of the Damon’s facility due to a lack of business and cash flow resulted in the loss of Richard Perez the co-founder of Damon’s Motorcycle Creations. In addition Jay Isco the CFO and Secretary of the company, and president and treasurer of the Trixmotive subsidiary resigned from all positions in February of 2008, due to non payment of salaries. In June of 2008 Leslie McPhail resigned as chief operating officer of Motivnation, the parent company. Leslie remained on as the president of the subsidiary Trixmotive Inc., and will depart upon finalizing the Bankruptcy of this subsidiary. The current CEO and CFO George Lefevre have also gone without salary for all of 2007, and there can be no assurance that the company will be able to retain his services without payment of salary.

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

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer/ chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. The company has identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

On July 18, 2008, the Company’s principal operating wholly-owned subsidiary, TrixMotive, Inc. (“TrixMotive”), has filed protection under Chapter 7 of the United States Bankruptcy Court in the Central District of California. TrixMotive ceased operating as of its bankruptcy filing.

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

ITEM 2.                      CHANGES IN SECURITIES

Except as set forth below, there were no unregistered sales of equity securities by the Company during the six month period ended June 30, 2008.

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

For the second quarter of 2008, 6,109,560 shares of common stock were issued to AJW Offshore, LTD pursuant to Rule 144 for the conversion of $3,291.14 of convertible debt.

For the second quarter of 2008, 1,346,366 shares of common stock were issued to AJW Partners, LLC pursuant to Rule 144 for the conversion of $725.27 of convertible debt.

For the second quarter of 2008, 3,688,364 shares of common stock were issued to AJW Qualified Partners, LLC pursuant to Rule 144 for the conversion of $1,986.87 of convertible debt.

For the first quarter of 2008, 169,710 shares of common stock were issued to New Millennium Capital Partners II, LLC pursuant to Rule 144 for the conversion of $91.42 of convertible debt.

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

On July 18, 2008 MotivNation’s (the “Company”) principal operating subsidiary, TrixMotive, Inc. filed Chapter 7 bankruptcy The Company stated that they bankrupted the subsidiary, which fell victim to the economy, in order to stabilize ongoing operations and protect the parent company from additional expenditures by the subsidiary, thus enabling the Company to stay operational.

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

On April 25, 2008.  Mark Absher resigned as Director of the Company.

On April 22, 2008, Motivnation, Inc. issued convertible notes to New Millennium Capital Partners II, LLC in exchange for Gross proceeds of $50,000.

On July 18, 2008 MotivNation’s (the “Company”) principal operating subsidiary, TrixMotive, Inc. filed Chapter 7 bankruptcy The Company stated that they bankrupted the subsidiary, which fell victim to the economy, in order to stabilize ongoing operations and protect the parent company from additional expenditures by the subsidiary, thus enabling the Company to stay operational.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2008                                                                                                MotivNation, Inc.

By:           /s/ George Lefevre
George R. Lefevre,  CEO

INDEX TO EXHIBITS

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
34 35 36 37