Form 10-Q
period 2008-11-14
MotivNation, Inc.
filed 2008-11-14
CIK 1853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-50048

MOTIVNATION, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	82-6008492

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

8 Corporate Park, Suite 300
Irvine, California  92606
(Address of Principal Executive Offices)

18101 Von Karman Ave. Ste. 330
Irvine, California  92612
(Former Address of Principal Executive Offices)

(949) 266-8979
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 2008.

Common Stock, Par Value $0.001	80,258,158
[Missing Graphic Reference]	[Missing Graphic Reference]
Title of Class	Number of Shares Outstanding as of November 5, 2008

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	15
Controls and Procedures	27
Part II	28
Legal Proceedings	28
Changes in Securities	29
Defaults Upon Securities	29
Submission to a Vote	30
Other Information	30
Exhibits and Reports	30
Signatures	32

Exhibits

Index to Exhibits	33
Exhibits	34

Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of September 30,	As of December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 33,994	$ 90,672
Cash in Escrow	17,500	-
Prepaid expenses and other current assets	605	11,532
Net assets of TrixMotive held for liquidation	70,497	223,664
Total Current Assets	122,596	325,868

Debt issuance cost, net	4,680	23,805

TOTAL ASSETS	$ 127,276	$ 349,673
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 10,810	$ 46,266
Accrued liabilities	664,099	667,898
Net liabilities of discontinued operations	25,605	10,588
Net liabilities of TrixMotive in liquidation	495,137	466,057
Convertible notes payable, net, current portion	1,450,517	-
Short-term notes payable to related parties	177,485	157,485
Total Current Liabilities	2,823,653	1,348,294
Long-Term Debt
Convertible notes payable, net of unamortized discount of $1,008,871 and	25,023	698,786
$1,394,249 for 2008 and 2007, respectively
Derivative liabilities	5,154,254	3,909,035
Total Long-Term Liabilities	5,179,277	4,607,821
Total Liabilities	8,002,930	5,956,115
Stockholders' Deficit
Common Stock, $0.001 par value; 300,000,000 shares authorized;
issued and outstanding 2008 58,754,158 shares; 2007 16,266,157 shares	58,932	16,267
Paid-in Capital	2,541,889	2,546,761
Accumulated deficit	(10,476,475)	(8,169,470)
Total Stockholders' Deficit	(7,875,654)	(5,606,442)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 127,276	$ 349,673

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For three months ended		For nine months ended
	September 30		September 30
	2008	2007	2008	2007

Operating Expenses:
Selling, general and administrative Expenses	$ 84,590	$ 83,341	$ 217,813	$ 246,630
Total Operating Expenses	84,590	83,341	217,813	246,630

Operating loss	(84,590)	(83,341)	(217,813)	(246,630)

Other income(expenses)
Interest and other income	2	118	111	3,002
Change in derivative liabilities	15,028	126,443	(277,663)	176,470
Interest expense	(74,061)	(41,618)	(165,952)	(124,083)
Financing costs	(469,650)	(140,867)	(1,394,304)	(349,201)
Total other income(expenses)	(528,681)	(55,924)	(1,837,808)	(293,812)

Net loss before state franchise tax	(613,271)	(139,265)	(2,055,621)	(540,442)

State franchise tax	-	-	2,400	2,400

Net loss from continuing operations	(613,271)	(139,265)	(2,058,021)	(542,842)

Discontinued Operations
Net loss from discontinued operations
(net of applicable taxes of $0 for 2008 and 2007)	(232,362)	(125,542)	(248,984)	(522,664)

Net loss	$ (845,633)	$ (264,807)	$(2,307,005)	$ (1,065,506)

Net loss from continuing operations per share-Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.07)	$ (0.06)
Net loss	$ (0.02)	$ (0.02)	$ (0.08)	$ (0.12)
Weighted Average Number of Shares	47,738,158	12,094,313	30,736,780	8,790,853

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For Nine Months Ended September 30,	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss	$ (2,307,005)	$(1,065,506)
Add: Net loss from discontinued operations, net of tax	248,984	522,664
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash interest expense and financing costs	1,414,304	349,201
Change in derivative liabilities	277,663	(176,470)
Issuance of stocks for services	1,250	-
(Increase) Decrease in:
Cash in Escrow	(17,500)	-
Prepaid and other assets	10,927	452
Increase (Decrease) in:
Accounts payable and accrued liabilities	248,919	268,449
Net cash flows used in operating activities from continuing operations	(122,458)	(101,210)
CASH FLOW FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Net cash flows provided by (used in) investing activities from continuing operations	-	-
CASH FLOW FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from convertible debt	117,500	-
Net cash flows provided by (used in) financing activities from continuing operations	117,500	-
NET CASH USED IN CONTINUING OPERATIONS	(4,958)	(101,210)
NET CASH USED IN DISCONTINUED OPERATIONS	(51,720)	(54,566)
NET DECREASE IN CASH	(56,678)	(155,776)
CASH AT BEGINNING OF YEAR	90,672	169,052
CASH AT END OF PERIOD	$ 33,995	$ 13,276
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Taxes Paid	$ 2,400	$ -
Interest Paid	$ -	$ 2,072
Noncash Investing and Financing Activities:
Conversion of notes payable	$ 14,298	$ 21,141
Transfer unamortized discount to paid in capital due to debt conversion	$ 5,180	$ 15,662
Transfer derivative liabilities to paid in capital debt conversion	$ 27,425	$ 41,471
Conversion of accrued interest into convertible debt	$ 288,174	$ -
Issuance of warrants in lieu of convertible debt	$ 15,000	$ -
Recorded a beneficial conversion feature	$ 979,981	$ -

MOTIVATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

MotivNation  (“the Company”) was incorporated on April 26, 1946, under the laws of the State of Idaho. In 2003, the Company merged into its wholly-owned Nevada subsidiary, and changed its corporate domicile from the State of Idaho to the State of Nevada. MotivNation, Inc. provides a  range of services that cater to the custom automotive enthusiast, including the converting, customization, armor protecting, and installation of custom-built automotives, auto parts and accessories, as well as restoration and servicing. In fourth quarter of 2007, the Company discontinued the customizing motorcycles business with Damon’s Motorcycle Creation.

On July 18, 2008, the Company’s principal operating wholly-owned subsidiary, TrixMotive, Inc. (“TrixMotive”), has filed protection under Chapter 7 of the United States Bankruptcy Court in the Central District of California. TrixMotive ceased operating as of its bankruptcy filing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three and nine months ended September 30, 2008 may not be indicative of results for the year ending December 31, 2008 or any future periods.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of MotivNation, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions.  As the Company ceased the customizing motorcycles business in fourth quarter of 2007 and its wholly-owned subsidiary, TrixMotive, ceased operations effective as of the bankruptcy filing date, the accompanying financial statements have been retroactively adjusted to reflect the impact of the discontinuation of both businesses. The results of the customizing automobiles and motorcycles segments have been classified as discontinued operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007.

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

MOTIVATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS No. 162 will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411.  The Company does not anticipate the adoption of SFAS No. 162 will have an impact on its financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS No. 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS No. 163 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB issued FASB SP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  SP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  SP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.  The Company is required to adopt SP EITF 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that SP EITF 03-6-1 will have on its financial statements.

MOTIVATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred losses from continuing operations totaling $2,058,021 for nine months ended September 30, 2008 and has an accumulated deficit of $10,476,475 and a working capital deficit of $2,701,057 as of that date.

The application of the going concern concept is dependent upon the Company’s ability to receive continued financial support from its creditors, stockholders and external investors. During 2008, the Company received $117,500 from issuing 8% callable secured convertible debts. In July 2008, the Company’s principal operating subsidiary has ceased its operations and filed for Chapter 7 bankruptcy. Subsequently, the Company will continue to build its prototype bike and seeks for new business opportunities. The ability of the Company to continue as a going concern is dependent its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Accrued Liabilities
Accrued payroll and related taxes	$ 447,028	$ 327,028
Credit cards payable	-	1,452
Accrued interest	188,992	336,673
Others	28,079	2,745
Total accrued liabilities	$ 664,099	$ 667,898

MOTIVATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

Sale of $17,500 Convertible Debentures

On September 26, 2008, the Company sold in a private transaction an aggregate of $17,500 of convertible debentures (the “2008 Second Debentures”). The principal amount of the 2008 Second Debentures outstanding accrues interest at the rate of 8% per annum payable quarterly. The 2008 Second Debentures are convertible into shares of the Company’s common stock at 40% of the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date. The 2008 Second Debentures are repayable, principal and accrued interest, on September 26, 2011. The 2008 Second Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of the Company’s outstanding common stock at the time of such conversion.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

Sale of $100,000 Convertible Debentures

On April 22, 2008, the Company sold in a private transaction an aggregate of $100,000 of convertible debentures (the “2008 First Debentures”). The principal amount of the 2008 First Debentures outstanding accrues interest at the rate of 8% per annum payable quarterly. The 2008 First Debentures are convertible into shares of the Company’s common stock at 40% of the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date. The 2008 First Debentures are repayable, principal and accrued interest, on April 22, 2011. The 2008 First Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of the Company’s outstanding common stock at the time of such conversion.

In addition, purchasers of the 2008 First Debentures received warrants exercisable to purchase an aggregate of 10,000,000 shares of the Company’s common stock at an exercise price of $0.002 per share (the "2008 First Debenture Warrants"). The 2008 First Debenture Warrants shall have a seven year term from date of issuance and have a cashless exercise feature.

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

MOTIVATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

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

The following tables describe the valuation of the conversion feature of each traunch of the convertible debenture, using the Black Scholes pricing model:

	11/30/05 Traunch	1/4/06 Traunch	1/30/06 Traunch	11/16/07 Traunch	1/31/08 Traunch	4/22/08 Traunch	9/26/08 Traunch
Approximate risk free rate	4.41%	4.28%	4.47%	3.30%	2.27%	2.43%	2.38%
Average expected life	3 years	3 years	3 years	3 years	3 years	3 years	3 years
Dividend yield	0%	0%	0%	0%	0%	0%	0%
Volatility	356.33%	348.92%	342.77%	286.90%	289.55%	325.91%	355.73%
Estimated fair value of conversion feature	$599,200	$998,346	$2,395,289	$346,997	$571,604	$249,283	$43,695
Charged to debt discount	$300,000	$500,000	$1,200,000	$175,000	$288,174	$100,000	$17,500
Charged to expenses	$299,200	$498,346	$1,195,289	$171,997	$283,434	$149,283	$26,195

MOTIVATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

The Company recorded the fair value of the conversion feature as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with any excess charged to expense. Amortization expense related to the conversion feature discount for the three and nine months ended September 30, 2008 was $321,681 and $785,872, respectively. Amortization expense related to the conversion feature discount for the three and nine months ended September 30, 2007 was $134,494 and $330,077, respectively. Remaining unamortized discount as of September 30, 2008 was $1,008,871.

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

In accordance with the EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of September 30, 2008 and December 31, 2007, the fair values of the conversion feature and the stock warrants aggregated to $5,136,013 and $3,909,035, respectively.  The Company recorded a loss of $277,663 and a gain of $176,470 for the nine months ended September 30, 2008 and 2007, respectively. This amount is recorded as “Change in Derivative Liabilities” a component of other income in the accompanying consolidated statement of operations.  If the debt is converted prior to maturity, the carrying value will be transferred to equity.

NOTE 6 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	For Three months ended		For Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net loss from continuing operations	$ (613,271)	$ (139,265)	$ (2,058,021)	$ (542,842)
Net loss from discontinued operations	$ (232,362)	$ (125,542)	$ (248,984)	$ (522,664)
Net loss	$ (845,633)	$ (264,807)	$ (2,307,005)	$(1,065,506)
Denominator:
Weighted average number of shares outstanding	47,738,158	12,094,313	30,736,780	8,790,853
Net loss per share from continuing operations-basic and diluted	$ (0.01)	$ (0.01)	$ (0.07)	$ (0.06)
Net loss per share from discontinued operations-basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.06)
Net loss per share-basic and diluted	$ (0.02)	$ (0.02)	$ (0.08)	$ (0.12)

MOTIVATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NET LOSS PER SHARE (CONTINUED)

As of September 30, 2008, the Company has 27.5 million out-of money stock warrants excluded from diluted net loss per share computations as their exercise prices are greater than the average quarterly market price. In accordance with SFAS No. 128, “Earnings Per Share”, the Company has excluded from the calculation of diluted net loss per share approximately 5,336 and 4,608 shares for the three and nine months ended September 30, 2008, respectively, relating to its 10% related party convertible debt that are anti-dilutive.  As of September 30, 2008, depending on the stock price on the conversion date, up to maximum of 11,009,578,667 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes and 10% related party debt. For additional information, see “Note5 – Convertible Notes Payable and Derivative Liabilities” and “Note 11-Related Party Transactions.”

As of September 30, 2007, the Company has 2.5 million out-of money stock warrants excluded from diluted net loss per share computations as their exercise prices are greater than the average quarterly market price. In accordance with SFAS No. 128, “Earnings Per Share”, the Company has excluded from the calculation of diluted net loss per share approximately 4,051 and 3,973 shares for the three and nine months ended September 30, 2007, respectively, relating to its 10% related party convertible debt that are anti-dilutive.  As of September 30, 2007, depending on the stock price on the conversion date, up to maximum of 1,094,562,295 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note 5 – Convertible Notes Payable and Derivative Liabilities.”

NOTE 7 – DISCONTINUED OPERATIONS

In July 2008, the Company’s principal operating subsidiary, TrixMotive, Inc., has ceased operations and filed for Chapter 7 bankruptcy.  In addition, the Company has discontinued the customizing motorcycles business in the fourth quarter of 2007.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements have been retroactively adjusted to reflect the impact of the discontinuation of TrixMotive and the customizing motorcycles business. The net operating results, net assets and liabilities, and net cash flows of both businesses have been reported as “Discontinued Operations.”

Following is summarized financial information for the discontinued operations:

	For Three Months ended September 30,		For Nine Months ended September 30,
	2008	2007	2008	2007
Revenues:
Customized Automobile	$ 51,920	$ 488,781	$ 1,330,390	$ 1,829,916
Customized Motorcycle	$ -	$ 6,662	$ -	$ 15,472
Total Revenues:	$ 51,920	$ 495,443	$ 1,330,390	$ 1,845,388
Net operating loss from discontinued operations:
Customized Automobile	$ (184,687)	$ (123,433)	$ (193,809)	$ (338,896)
Customized Motorcycle	$ (1,129)	$ (2,109)	$ (8,629)	$ (165,024)
Net operating loss from discontinued operations	$ (185,816)	$ (125,542)	$ (202,438)	$ (503,920)
Loss on disposal of assets:
Customized Automobile	$ (40,158)	$ -	$ (40,158)	$ (1,703)
Customized Motorcycle	$ (6,388)	$ -	$ (6,388)	$ (17,041)
Total loss on disposal of assets	$ (46,546)	$ -	$ (46,546)	$ (18,744)

Net Loss from Discontinued Operations	$ (232,362)	$ (125,542)	$ (248,984)	$ (522,664)
(Net of tax of $0 for 2008 and 2007)

MOTIVATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DISCONTINUED OPERATIONS (CONTINUED)

	September 30, 2008	December 31, 2007
NET ASSETS (LIABILITIES) OF DISCONTINUED OPERATIONS:	(Unaudited)	(Audited)
Current Assets
Cash	$ (24)	$ (24)
Inventory	50,922	50,922
Net other assets	1,650	13,304
Current liabilities
Accounts payable	(22,055)	(22,055)
Accrued liabilities	(55,118)	(51,755)
Other liabilities	(980)	(980)
Net assets (liabilities) of discontinued operations	$ (25,605)	$ (10,588)

	September 30, 2008	December 31, 2007
NET ASSETS (LIABILITIES) IN LIQUIDATION:	(Unaudited)	(Audited)
Current Assets
Cash in Trustee	$ 70,458	$ -
Cash	-	5,851
Accounts receivable, net	-	13,953
Inventory	-	37,057
Net other assets	39	166,803
Current liabilities
Accounts payable	(135,773)	(136,003)
Accrued liabilities	(264,671)	(213,080)
Debt (a)	(94,695)	(116,974)
Net assets (liabilities) in liquidation	$ (424,642)	$ (242,393)

(a) Net of intercompany payable to parent of $1,422,744 and $1,371,025 as of September 30, 2008 and
December 31, 2007, respectively.

Summarized cash flow information for the discontinued operations is as follows:

	For Nine Months ended September 30,
	2008	2007
Net cash used by operating activities of discontinued operations	$ (29,440)	$ (31,903)
Net cash used by investing activities of discontinued operations	-	(1,985)
Net cash used by financing activities of discontinued operations	(22,279)	(20,678)

NET CASH USED BY DISCONTINUED OPERATIONS	$ (51,720)	$ (54,566)

MOTIVATION, INC.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2008.

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

MOTIVATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LEGAL PROCEEDINGS (CONTINUED)

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has short-term notes payable to an officer and a related party, aggregate of $177,485 plus related accrued interest of $54,086 as of September 30, 2008. The notes carry interest at range of 8% to 10% per annum and are unsecured. On July 2, 2008, the Company, the officer and the related party agreed to extend the note to December 31, 2008 and to increase the principal by $20,000 as a cost of extension.  A 10% penalty will be added annually until the note is paid in full. In addition, the Company granted a conversion right to the officer allowing him to convert all or any outstanding balance into the Company’s common stocks at 75% of the average of the lowest three closing prices during the ten days prior to the date the conversion notice. As a result, the Company recorded a conversion expense of $115,399 using the Black-Scholes valuation model:

Approximate risk free rate	1.88%
Average expected life	5 months
Dividend yield	0%
Volatility	249.98%
Estimated fair value of conversion feature	$115,399

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

The Company previously reported two principal operating segments: (i) custom motorcycle, and (ii) custom automotive. The custom motorcycle segment provides a full range of services that cater to motorcycle enthusiast, including the sale, manufacture and installation of custom-built parts and accessories, the restoration, repair and servicing and the custom painting work. The custom automotive segment specializes in creating customized limousines to suit the tastes and needs of each individual customer.  In fourth quarter of 2007, the Company discontinued the customizing motorcycles business. In July 2008, TrixMotive filed for Chapter 7 Bankruptcy. As a result, both segments are reclassified to discontinued operations and the Company has no reportable segment.

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

Plan of Operation

General

MotivNation, Inc. provided a range of services that cater to the custom automotive enthusiast.

 The company’s primary operation and wholly-owned subsidiaryTrixMotive Inc. filed for bankruptcy in the third quarter of 2008. The company is looking for other avenues to continue business, and is currently working on finishing its prototype bike to establish business interest. In addition the company is looking at licensing the use of Damon’s name.

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

Results of Operations

Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007

Revenues and Loss from Continuing and Discontinued Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007 are as follows:

	3 Months Ended September 30, 2008	3 Months Ended September 30, 2007	Percentage Change Increase (Decrease)

Revenue	$-	-	-%
Cost of revenue	-	-	-%
Gross Profit (loss)	-	-	-%
Total Operating expenses	84,590	83,341	1.5%
Total Other expenses	528,681	55,924	845.4%

Provision for income taxes	-	-

Net Loss from Continuing Operations	613,271	139,265	340.4%

Net Loss from Discontinued Operations	232,362)	125,542	85.1%

Net Loss	$845,633	264,807	219.3%

Revenues

               We had total revenues of $zero and $zero for the three month period ended September 30, 2008, and 2007 respectively. Due to the bankruptcy of our TrixMotive subsidiary in July of 2008, there were no revenues reported.

Cost of Revenues

               We incurred total costs of $zero and $zero for the three month period ended September 30, 2008, and 2007, respectively. Due to the bankruptcy of our TrixMotive subsidiary in July of 2008, there were no revenues reported.

Operating Expenses

Due to the bankruptcy of our TrixMotive subsidiary in July of 2008 our operating expenses primarily consist of administrative expenses and related spending costs to running a public company. The company’s major expenses decreased by 0.9% for the third quarter of 2008 versus 2007. This primarily occurred from the decrease in salary & wages expense of 33.3%. In addition decreases in accounting, stock related and rent expense of approximately 54.5%, 58.3%, and 65.3% respectively. The decrease was offset by increases in taxes, and legal expense of 100% and 2,163.8% for the third quarter of 2008 compared to 2007.  Also there were increases in shipping/delivery and consulting expense of 9.5%, 100% respectively for the same time period. An additional contribution to the increase was insurance expense of 100% for the same time period in 2008 compared to 2007. Total expenses were $84,590 for the third quarter of 2008, a 1.5% increase compared to the third quarter of 2007.  The major expenses incurred during the three months ended September 30, 2008 and 2007 were:

15

	3 Months Ended September 30, 2008	3 Months Ended September 30, 2007	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$1,563	4,505	(65.3)%
Salary & Wages	37,500	56,250	(33.3)%
Insurance	848	0	100%
Accounting Fees	5,000	11,000	(54.5)%
Consulting	3,625	0	100%
Taxes	22,665	0	100%
Shipping and Delivery	403	368	9.5%
Legal	5,150	228	2163.8%
Stock Related	3,668	8,789	(58.3)%

Total Major Expenses	80,421	81,140	(0.9)%

Total Expenses	84,590	83,341	1.5%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended September 30, 2008 and 2007 are as follows:

	3 Months Ended September 30, 2008	3 Months Ended September 30, 2007	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	2	118	(96.3)%
Change in derivative liabilities	15,028	126,443	(88.1)%
Interest and other expenses	(74,061)	(41,618)	78.0%
Financing costs	(469,650)	(140,867)	233.4%
Total other income (expenses)	(528,681)	(55,924)	845.4%

Net Loss from Continuing Operations	$845,633	264,80)	219.3%

During the three months ended September 30, 2008, our total other expenses increased by 845.4% compared to the three months ended September 30, 2007. This was primarily due to increase in financing costs and interest/other expense of approximately 233.4% and 78.0% respectively. This increase was slightly offset by a decrease in interest/other income and a change in derivative liabilities of 96.3%, and 88.1% respectively for the third quarter of 2008 compared to the same period in 2007.  Net loss increased 219.3% primarily due to the 845.4% increase in total other expenses.

Nine Months Ended September 30, 2008 compared to the Nine Months Ended September 30, 2007

Revenues and Loss from Continuing and Discontinued Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007 are as follows:

	9 Months Ended September 30, 2008	9 Months Ended September 30, 2007	Percentage Change Increase (Decrease)

Revenue	$-	-	-%
Cost of revenue	-	-	-%
Gross Profit (loss)	-	-	-%
Total Operating expenses	217,813	246,630	(11.7)%
Total Other expenses	1,837,808	293,812	525.5%

Provision for income taxes	2,400	2,400

Net Loss from continuing operations	2,058,021	542,842	279.1%

Net Loss from discontinued operations	248,984	522,664	(52.4)%

Net Loss	$2,307,005	1,065,506	116.5%

Revenues

               We had total revenues of $zero and $zero for the nine month period ended September 30, 2008, and 2007 respectively. Due to the bankruptcy of our TrixMotive subsidiary in July of 2008, there were no revenues reported.

Cost of Revenues

               We incurred total costs of $zero and $zero for the nine month period ended September 30, 2008, and 2007, respectively. Due to the bankruptcy of our TrixMotive subsidiary in July of 2008, there were no revenues reported.

Operating Expenses

Due to the bankruptcy of our TrixMotive subsidiary in July of 2008 our operating expenses primarily consist of administrative expenses and related spending costs to running a public company. The company’s major expenses decreased by 10.8% for the third quarter of 2008 versus 2007. This primarily occurred from the decrease in salary & wages expense of 25.9%. In addition decreases in rent and accounting expense of approximately 57.7%, and 36.4% respectively. An additional contribution to the decrease was stock related expense of 41.3%. The decrease was offset by increases in consulting, shipping/delivery, and legal expense of 111.2%, 139.9%, and 7,103.7% for the third quarter of 2008 compared to 2007.  Also there were increases in taxes, and insurance expense of 1,160.7% and 362.0% respectively for the same time period.  Total expenses were $217,813 for the third quarter of 2008, a 10.8% decrease compared to the third quarter of 2007.  The major expenses incurred during the nine months ended September 30, 2008 and 2007 were:

	9 Months Ended September 30, 2008	9 Months Ended September 30, 2007	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$5,476	12,935	(57.7)%
Salary & Wages	125,000	168,750	(25.9)%
Insurance	2,087	452	362.0%
Accounting Fees	21,000	33,000	(36.4)%
Consulting	7,625	3,611	111.2%
Taxes	22,665	1,798	1,160.7%
Shipping and Delivery	1,241	517	139.9%
Legal	16,389	228	7,103.7%
Stock Related	8,072	13,742	(41.3)%

Total Major Expenses	209,554	235,033	(10.8)%

Total Expenses	217,813	246,630	(11.7)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the nine months ended September 30, 2008 and 2007 are as follows:

	9 Months Ended September 30, 2008	9 Months Ended September 30, 2007	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	111	3,002	(96.3)%
Change in derivative liabilities	(277,663)	176,470	(257.3)%
Interest and other expenses	(165,952)	(349,201)	33.7%
Financing costs	(1,394,304)	(349,201)	299.3%
Total other income (expenses)	(1,837,808)	(293,812)	525.5%

Net Loss from Continuing Operations	$2,307,005	1,065,506	116.5%

During the nine months ended September 30, 2008, our total other expenses increased by 525.5% compared to the nine months ended September 30, 2007. This was primarily due to increases in financing costs and interest/other expenses of approximately 299.3% and 33.7% respectively. This was slightly offset by a decrease in interest/ other income and change in derivative liabilities of 96.3%, and 257.3, respectively for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. Net loss increased 116.5% primarily due to the 525.5% increase in total other expenses.

Liquidity and Capital Resources

Our cash, accounts receivable, prepaid expenses, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2008, as compared to December 31, 2007 were as follows:

	September 30,	December 31,
	2008	2007

Cash	$33,994	$90,672
Cash in Escrow	17,500	-
Prepaid expenses/other current assets	605	11,532
Net Assets of TrixMotive held for liquidation	70,497	223,664
Total current assets	122,596	325,868
Total assets	127,276	349,673
Total current liabilities	2,823,653	1,348,294
Total liabilities	8,002,930	5,956,115

Cash Requirements

Our cash obligations are anticipated to increase substantially over the next 12 months.  The cash would be utilized for operational expenses and general working capital as a result of continued sales growth, continued legal and professional fees. Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable.  At September 30, 2008, we had a working deficit of $2,701,057.

Operating activities:

Net cash used in operating activities from continuing operations was $122,458 for the nine months ended September 30, 2008. This resulted primarily from a net loss of $2,307,005, as well as increases in cash in escrow of $17,500. An offset to this was the addition of net loss from discontinued operations, net of tax of $248,984. In addition the decrease in prepaid and other assets of $10,927 contributed. An additional offset was an adjustment in issuance of stocks for services of $1,250, non-cash interest expense and financing costs of $1,414,304 and a change in derivative liabilities of $277,663.

Investing activities:

Net cash used in investing activities from continuing operations was $0 for the nine months ended September 30, 2008

Financing activities:

Net cash provided by financing activities from continuing operations was $117,500 for the nine months ended September 30, 2008, and resulted primarily from proceeds from convertible debt of $117,500. This was offset by repayments on long-term debt of $2,780. In addition the company made net repayments to related parties of $19,500.

            Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability.  Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity.  These steps include increasing operating revenues over last year through the growth of the business by expanding our product line to offer van and hearse conversions to overseas clientele. The company is constantly testing the market for better pricing on our costs of goods sold. As well as making timely payments of our obligations, building our stock and debt sources to provide additional working capital, and continuing to review our business plan to assure we are moving the business forward in a cost-effective manner. The company will and continuing continue to examine the segments of our business that offer the most profitable opportunity for success and eliminating operations and practices which detract from our profitability. During the third quarter of 2008 the company was focused on finishing its prototype bike and seeking new business opportunities.

TrixMotive, Inc. Bankruptcy

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

Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment annually, and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2008, the Company had $zero loss on disposal of assets for continued operation for the year to date. However the company’s wholly owned subsidiary TrixMotive, Inc. filed for bankruptcy in July of 2008.

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

To successfully execute our current strategy, we will need to improve our working capital position.  The report of our independent auditors accompanying our financial statements for the year ended December 31, 2007 and the notes to our unaudited financial statements for the nine and three months ended September 30, 2008, however it includes an explanatory paragraph indicating there is a substantial doubt about the Company’s ability to continue as a going concern due to recurring losses.  We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional debt and/or equity financing.  There can be no assurances that these plans will be successful.

Our Limited Operating History Renders Makes It Difficult To Forecast Our Future Results.

            We had been a non-operating company for many years prior to the acquisition of Damon’s and Moonlight Industries. In 2007 we shut down the Damon’s division and in the third quarter of 2008 TrixMotive, Inc. filed for bankruptcy. Therefore, we have a limited operating history and our business and prospects must be considered in light of the risks and uncertainties inherent in a development-stage venture, many of which are beyond our control, including:

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

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

We are largely dependent on duties performed by the officer of the company George R. Lefevre. Our intellectual property and our ability to successfully market and distribute our products and services may be at risk from the unanticipated accident, injury, illness, incapacitation, or death of Mr. Lefevre or the loss of other principal staff.  Upon such occurrence, unforeseen expenses, delays, losses, and diminished abilities to deliver signature work that our client’s desire may be encountered.  We maintain “key person” life insurance on Mr. Lefevre.

The company has recently lost key personnel in 2007 and 2008. In 2007 the closing of the Damon’s facility due to a lack of business and cash flow resulted in the loss of Richard Perez the co-founder of Damon’s Motorcycle Creations. In addition Jay Isco the CFO and Secretary of the company, and president and treasurer of the Trixmotive subsidiary resigned from all positions in February of 2008, due to non payment of salaries. In June of 2008 Leslie McPhail resigned as chief operating officer of Motivnation, the parent company. Leslie remained on as the president of the subsidiary Trixmotive Inc., and departed upon filing the Bankruptcy of TrixMotive Inc. The current CEO and CFO George Lefevre have also gone without salary for all of 2007 and 2008; there can be no assurance that the company will be able to retain his services without payment of salary.

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

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer/ chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. The company has identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 2.                      CHANGES IN SECURITIES

Except as set forth below, there were no unregistered sales of equity securities by the Company during the nine month period ended September 30, 2008.

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

For the second quarter of 2008, 169,710 shares of common stock were issued to New Millennium Capital Partners II, LLC pursuant to Rule 144 for the conversion of $91.42 of convertible debt.

For the third quarter of 2008, 13,998,960 shares of common stock were issued to AJW Offshore, LTD pursuant to Rule 144 for the conversion of $2,934.21 of convertible debt.

For the third quarter of 2008, 3,084,956 shares of common stock were issued to AJW Partners, LLC pursuant to Rule 144 for the conversion of $646.61 of convertible debt.

For the third quarter of 2008, 8,451,224 shares of common stock were issued to AJW Qualified Partners, LLC pursuant to Rule 144 for the conversion of $1,771.39 of convertible debt.

For the third quarter of 2008, 388,860 shares of common stock were issued to New Millennium Capital Partners II, LLC pursuant to Rule 144 for the conversion of $81.51 of convertible debt.

Enter s-8 shares

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

On June 27, 2008, MotivNation, Inc. issued convertible notes to New Millennium Capital Partners II, LLC in exchange for Gross proceeds of $50,000.

The convertible notes mature in three years, at an 8% per annum interest rate and call for monthly interest payments with the principal due on maturity.  If MotivNation defaults on the interest payments, the investors will have the right to convert the notes into fully paid and non-assessable shares of common stock.  Conversion price is a forty percent discount at which the market price will be the average of the three lowest trading days within a twenty day trading period prior to the date the Conversion Notice is sent to the Borrower.

On July 18, 2008 MotivNation’s (the “Company”) principal operating subsidiary, TrixMotive, Inc. filed Chapter 7 bankruptcy The Company stated that they bankrupted the subsidiary, which fell victim to the economy, in order to stabilize ongoing operations and protect the parent company from additional expenditures by the subsidiary, thus enabling the Company to stay operational.

On September 26, 2008, MotivNation, Inc. issued convertible notes to New Millennium Capital Partners II, LLC in exchange for Gross proceeds of $17,500.

The convertible notes mature in three years, at an 8% per annum interest rate and call for monthly interest payments with the principal due on maturity.  If MotivNation defaults on the interest payments, the investors will have the right to convert the notes into fully paid and non-assessable shares of common stock.  Conversion price is a forty percent discount at which the market price will be the average of the three lowest trading days within a twenty day trading period prior to the date the Conversion Notice is sent to the Borrower.

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

Dated: November 14, 2008                                                                                                           MotivNation, Inc.

/s/ George R. Lefevre
By:
George R. Lefevre CEO

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

33 34 35 36