Form 10-K
period 2008-12-31
MotivNation, Inc.
filed 2009-04-13
CIK 1853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50048

MOTIVNATION, INC.
(Name of small business issuer in its charter)

Nevada	82-6008492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Corporate Park, Suite 300
Irvine, California	92606
(Address of principal executive offices)	(zip code)

Issuer's telephone number including area code:  (949) 266-8979

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title if Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ( ) Yes (X) No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ( ) Yes (X) No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (X) Yes (  ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer (  )                                                                                     Accelerated filer (  )

Non-accelerated filer (  )                                                                                     Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No   X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of April 9, 2009 it was approximately $266,573 based on a share value of $0.002.

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2008 was 106,253,188 shares. As of March 31, 2009, 134,019,366 shares of the issuer’s Common Stock were outstanding.

Documents Incorporated by Reference

The Company’s report on Form 8-K dated March 11, 2008: Item 5.02
The Company’s report on Form 8-K dated May 2, 2008: Item 5.02, Item 9.01
The Company’s report on Form 8-K dated May 6, 2008: Item 1.01, Item 9.01
The Company’s report on Form 8-S dated June 12, 2008: Item 1.01
The Company’s report on Form 8-K dated July 25, 2008: Item 7.01, Item 9.01

MOTIVNATION, INC.
FOR THE FISCAL YEAR ENDED
December 31, 2008

Index to Report
on Form 10-K

PART I	Pages(s)

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	27

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

Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-K (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Management’s Discussion and Analysis" under Item 7.

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

On July 18, 2008 the company’s primary operation and wholly-owned subsidiary TrixMotive Inc. filed for bankruptcy. The company is looking for other avenues to continue business, and is currently working on finishing its prototype bike and to establish business interest outside the automotive business sector. In addition the company is looking at licensing the use of Damon’s name.

 (b) Business of Issuer

In the first three quarters of 2008 MotivNation through its subsidiary TrixMotive Inc. provided a full-range of services that catered to the custom automotive enthusiast, including the sale, manufacture, converting, customization, armor protecting, and installation of custom auto parts and accessories, as well as restoration, repair, and servicing. TrixMotive was in the business of converting automobile chassis into stretched limousines and other specialized automotives.

In July of 2008 TrixMotive, Inc. ceased operating and the Company’s filed for protection under Chapter 7 of the United States Bankruptcy Court in the Central District of California. The company is looking for other avenues to continue business, and is currently working on finishing its prototype bike and to establish business interest outside the automotive business sector. In addition the company is looking at licensing the use of Damon’s name.

Competition

Not Applicable

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

Dependence on One or More Customers

Not applicable

Intellectual Property

Not Applicable

Government Regulations

Not Applicable

Personnel

As of March 31, 2009 we had 1 full-time employee, and from time to time hire consultants to provide necessary business services.

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

ITEM 1A.                                RISK FACTORS.

The company is a smaller reporting company and no response is required pursuant to this Item.

ITEM 1B.                                UNRESOLVED STAFF COMMENTS.

None

ITEM 2.                      PROPERTY.

MotivNation maintains its corporate headquarters at 8 Corporate Park, Suite 300, Irvine, CA 92606. We lease approximately 150 square feet of office space under a 6 month lease. The monthly cost is approximately $620 per month plus any additional services that may be used.

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

On July 18, 2008, the Company’s principal operating wholly-owned subsidiary, TrixMotive, Inc. (“TrixMotive”), has filed protection under Chapter 7 of the United States Bankruptcy Court in the Central District of California. TrixMotive ceased operating as of its bankruptcy filing, and finalization of the bankruptcy is pending.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None occurred during the 4th Quarter.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	2008*		2007*
	High	Low	High	Low
1st Quarter	$0.008	$0.0017	$0.045	$0.015
2nd Quarter	$0.0028	$0.001	$0.025	$0.011
3rd Quarter	$0.0019	$0.0003	$0.018	$0.003
4th Quarter	$0.0009	$0.0001	$0.009	$0.001

	2009*
	High	Low
1st Quarter	$0.0024	$0.0001

* Prices have been modified to reflect post split values

Holders of Common Stock

As of March 31, 2009, we had approximately 542 stockholders of record of the 134,019,366 shares outstanding

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

N/A

Recent Sales of Unregistered Securities

The following is a description of all equity securities of the Company sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933 as amended, including registered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

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

On January 30th, 2006 MotivNation issued $1,200,000 in Convertible Debentures, under the same conditions as disclosed for agreements signed January 4th, 2006 and November 30th, 2005.

The above notes were issued to the following: AJW Partners, LLC a $142,800 secured convertible debenture, AJW Qualified Partners, LLC a $391,200 secured convertible debenture, New Millennium Capital Partners II, LLC an $18,000 secured convertible debenture, and AJW Offshore, LTD a $648,000 secured convertible debenture.

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

On January 31, 2008, related accrued interest on the $2,000,000 convertible notes of $288,174 was converted into principal. The converted principal carries interest at 2% per annum and matures on January 31, 2011.

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

On April 22, 2008 MotivNation entered into a subscription agreement to issue $100,000 at an 8% annual interest rate. The convertible debentures can be converted into shares of common stock with the conversion price being 40% of the average of the lowest three closing bid prices of the common stock during the 20 trading day preceding the conversion date.

The above notes were issued to the following: New Millennium Capital Partners II, LLC for $100,000 secured convertible debenture.

In connection with the convertible notes, the following common stock issuable upon the exercise of warrants at $0.002: 10,000,000 shares of common stock issuable to New Millennium Capital Partners II, LLC

The holders of the 8% convertible debentures may not convert its securities into shares of MotivNation’s common stock if after the conversion such holder would beneficially own over 4.99% of the outstanding shares of MotivNation’s common stock. Since the number of shares of MotivNation’s common stock issuable upon conversion of the debentures will change based upon fluctuations of the market price of MotivNation’s common stock prior to a conversion, the actual number of shares of MotivNation’s common stock that will be issued under the debentures owned by the holders is based on a reasonable good faith estimate of the maximum amount needed.

On September 26, 2008 MotivNation entered into a subscription agreement to issue $17,500 at an 8% annual interest rate. The convertible debentures can be converted into shares of common stock with the conversion price being 40% of the average of the lowest three closing bid prices of the common stock during the 20 trading day preceding the conversion date.

The above notes were issued to the following: New Millennium Capital Partners II, LLC for $17,500 secured convertible debenture.

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

ITEM 6.	SELECTED FINANCIAL DATA.

The company is a smaller reporting company and no response is required pursuant to this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

In the first three quarters of 2008 MotivNation through its subsidiary TrixMotive Inc. provided a full-range of services that catered to the custom automotive enthusiast, including the sale, manufacture, converting, customization, armor protecting, and installation of custom auto parts and accessories, as well as restoration, repair, and servicing. TrixMotive was in the business of converting automobile chassis into stretched limousines and other specialized automotives.

In July of 2008 TrixMotive, Inc. ceased operating and the Company’s filed for protection under Chapter 7 of the United States Bankruptcy Court in the Central District of California. The company is looking for other avenues to continue business, and is currently working on finishing its prototype bike and to establish business interest outside the automotive business sector. In addition the company is looking at licensing the use of Damon’s name.

Fiscal Year 2008 Compared to Fiscal Year 2007

Results of Operations for the Years Ended December 31, 2008 and 2007 Compared.

	Year Ended December 31, 2008	Year Ended December 31, 2007
			Operating Expenses:
Selling, General and Administrative Expenses	$ 292,034	$ 354,817
Impairment of Goodwill	-	166,621

Total Operating Expenses	292,034	521,438

Total Other Expenses	2,446,931	553,040

Provision for income taxes	2,400	2,400

Discontinued Operations	280,653	681,900

Net Loss	3,022,018	1,758,778

Operating expenses

Our selling, general and administrative expense consists primarily of corporate expenditures related to maintaining a public company, and any related spending and costs.  Major expenses decreased by 49.2% for the same period in 2008 versus 2007, primarily as a result of decreases in rent and accounting expense of 54.7% and 25.1%, respectively. Also attributing largely to the decrease was a decrease in salary and wages of $62,500, or 27.8% during the twelve months ending December 31, 2008 compared to same prior period. Additional decreases were in insurance, advertising, and utilities fees of 49.0%, 100% and 30.9%, respectively for the same time period. Also contributing were decreases in impairment of goodwill and stock related expense of 100%, and 44.5% for the same period in 2008 versus 2007. The largest offset was an increase in consulting expense of $7.639 or 211.5%. There were also increases during this period in legal and shipping and delivery fees of 56.7% and 125.8%, respectively. Total Operating expenses were $292,034 and $521,438, respectively, for the twelve months ended December 31, 2008 and 2007.

The Major expenses incurred during the twelve months ended December 31, 2008 and 2007 were:

	12 Months Ended December 31, 2008	12 Months Ended December 31, 2007	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$7,864	$17,360	(54.7)%
Salary & Wages	162,500	225,000	(27.8)%
Insurance	2,087	4,088	(49.0)%
Accounting Fees	44,000	58,769	(25.1)%
Consulting	11,250	3,611	211.5%
Advertising	0	105	(100.0)%
Shipping and Delivery	1,574	697	125.8%
Impairment of Goodwill	0	166,621	(100.0)%
Utilities	1,483	2,145	(30.9)%
Legal	17,014	10,858	56.7%
Stock Related	10,237	18,450	(44.5)%

Total Major Expenses	258,008	507,703	(49.2)%

Total Operating Expenses	292,034	521,438	(44.0)%

Other Income (Expenses) and Net Loss

Our other income and expenses and net loss for the twelve months ended December 31, 2008 and 2007 are as follows:
	12 Months Ended December 31, 2008	12 Months Ended December 31, 2007	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	113	3,011	(96.2)%
Change in derivative liabilities	(253,893)	366,415	169.3%
Interest expenses	(292,349)	(167,307)	74.7%
Financing costs	(1,900,802)	(755,159)	151.7%
Total other income (expenses)	(2,446,931)	(1,893,891)	342.5%

Net (loss)	$(3,022,018)	(1,758,778)	71.8%

Other expenses increased approximately $1,263,240 from the year ending December 31, 2008 compared to the same period in 2007. This was primarily due to increases in financing costs, change in derivative liabilities, and interest expense of $1,145,643, $620,308 and $125,042 respectively. Finance costs increased primarily due to the company receiving additional financing in 2008. This increase was offset by a decrease in interest and other income of $2,898. The net loss for the year ended December 31, 2008 was $3,022,018, versus a net loss of $1,758,778 for the year ended December 31, 2007, a decrease in net loss of $1,263,240, or 71.8%. The increase in net loss was primarily due to the bankruptcy of the company’s subsidiary TrixMotive, Inc. in the third quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

 Our cash, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2008, as compared to December 31, 2007 were as follows:

	December 31,	December 31,
	2008	2007

Cash	$32,655	$90,672
Prepaid expenses	-	11,532
Net assets of TrixMotive held for liquidation	70,496	223,664
Total current assets	103,151	325,868
Total assets	103,415	349,673
Total current liabilities	3,398,542	1,348,294
Total liabilities	8,683,853	5,956,115

At December 31, 2008, we had a working deficit of $3,295,391 resulting primarily from the company’s large convertible notes payable, Accrued liabilities and net liabilities of TrixMotive, Inc. in liquidation.

Net cash used in operating activities was a negative $135,355 for the year ending December 31, 2008. This resulted primarily from the net loss of $3,022,018. Contributing to the net loss was an increase in cash in escrow of $17,500. An offset to the net loss was adjustments to reconcile net loss to net cash used in operating activities: in issuance of stocks for services, noncash interest expense and financing costs, and a change in derivative liability of $2,500, $2,000,874, and $253,893, respectively. In addition there was an offset due to the increase in A/R, and accrued liabilities of $354,711. The company had a decrease in prepaid and other assets of $11,532 which offset the net loss.

Net cash provided in investing activities for the year ending December 31, 2008 was $zero.

Net cash from financing activities was $117,500 for the year ending December 31, 2008 and resulted primarily from net proceeds from convertible debt of $117,500.

           Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability.  Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity.  These steps include increasing operating revenues over last year through the growth of the business by expanding our product line to offer van and hearse conversions to overseas clientele. The company is constantly testing the market for better pricing on our costs of goods sold. As well as making timely payments of our obligations, building our stock and debt sources to provide additional working capital, and continuing to review our business plan to assure we are moving the business forward in a cost-effective manner. The company will and continuing continue to examine the segments of our business that offer the most profitable opportunity for success and eliminating operations and practices which detract from our profitability. During the course of 2008 the company shut down its primary operations and is looking for an acquisition or merger of another operation/company.

In 2008 the California State Board of Equalization performed a sales tax audit on the company. After review MotivNation was billed $22,664.74 in additional taxes, and $7,869.81 in additional penalties and interest. The company is currently paying down this liability, and as of March 31, 2008 owes approximately $22,600 to the State Board of Equalization.

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

Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment annually, and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2008, the Company had an impairment of goodwill of $zero and a loss on disposal of assets of $zero.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Schedules appearing on page F-1 through F-17 of this Form 10-K.

HAROLD Y. SPECTOR, CPA                                                                 SPECTOR, WONG & DAVIDIAN, LLP  80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA                                                         Certified Public Accountants                                                                              SUITE  723
Z. DAVID DAVIDIAN, CPA                                                                  1- (888) 584-5577                                                                 PASADENA, CA 91101
                       FAX  (626) 584-6447
                       admin@swdcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

   MotivNation, Inc.

We have audited the accompanying consolidated balance sheets of MotivNation, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MotivNation, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Spector, Wong & Davidian, LLP
Pasadena, California
April 7, 2009

MOTIVNATION, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2008	2007
ASSETS
Current Assets
Cash	$ 15,155	$ 90,672
Cash in Escrow	17,500	-
Prepaid expenses and other current assets	-	11,532
Net assets of TrixMotive held for liquidation	70,496	223,664
Total Current Assets	103,151	325,868

Debt issuance cost, net	264	23,805

TOTAL ASSETS	$ 103,415	$ 349,673
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 30,039	$ 46,266
Accrued liabilities	750,662	667,898
Net liabilities of discontinued operations	52,234	10,588
Net liabilities of TrixMotive in liquidation	494,234	466,057
Convertible notes payable, net, current portion	1,876,140	-
Short-term notes payable to related parties	195,233	157,485
Total Current Liabilities	3,398,542	1,348,294
Long-Term Debt
Convertible notes payable, net of unamortized discount of $627,809 and	39,731	698,786
$1,394,249 for 2008 and 2007, respectively
Derivative liabilities	5,245,580	3,909,035
Total Long-Term Liabilities	5,285,311	4,607,821
Total Liabilities	8,683,853	5,956,115
Stockholders' Deficit
Common Stock, $0.001 par value; 300,000,000 shares authorized;
issued and outstanding 2008 106,253,188 shares; 2007 16,266,157 shares	106,431	16,267
Paid-in Capital	2,504,619	2,546,761
Accumulated deficit	(11,191,488)	(8,169,470)
Total Stockholders' Deficit	(8,580,438)	(5,606,442)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 103,415	$ 349,673

See Notes to Consolidated Financial Statements                                                                                                                                           F-1

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For years ended
	December 31,
	2008	2007
Operating Expenses:
Selling, general and administrative Expenses	$ 292,034	$ 354,817
Impairment of Goodwill	-	166,621
Total Operating Expenses	292,034	521,438

Operating loss	(292,034)	(521,438)

Other income(expenses)
Interest and other income	113	3,011
Change in derivative liabilities	(253,893)	366,415
Interest expense	(292,349)	(167,307)
Financing costs	(1,900,802)	(755,159)
Total other income(expenses)	(2,446,931)	(553,040)

Net loss before state franchise tax	(2,738,965)	(1,074,478)

State franchise tax	2,400	2,400

Net loss from continuing operations	(2,741,365)	(1,076,878)

Discontinued Operations
Net loss from discontinued operations
(net of applicable taxes of $0 for 2008 and 2007)	(280,653)	(681,900)

Net loss	$(3,022,018)	$(1,758,778)

Net loss from continuing operations per share-Basic and Diluted	$(0.06)	$(0.10)
Net loss	$(0.07)	$(0.17)
Weighted Average Number of Shares	45,627,249	10,528,987

See Notes to Consolidated Financial Statements                                                                                                                                           F-2

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHDOLERS’ DEFICIT
For years ended December 31, 2008 and 2007

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	7,045,463	$ 7,046	$ 2,499,132	$(6,410,692)	$ (3,904,514)

Conversion of notes payable	9,220,694	9,221	16,311		25,532

Reclassification of derivative liabilities
and unamortized discount due to conversion			31,318		31,318

Net loss				(1,758,778)	(1,758,778)

Balance at December 31, 2007	16,266,157	16,267	2,546,761	(8,169,470)	(5,606,442)

Conversion of notes payable	84,987,030	85,164	(67,813)		17,351

Issuance of stocks for services	5,000,000	5,000	(2,500)		2,500

Reclassification of derivative liabilities
and unamortized discount due to conversion			28,171		28,171

Net loss				(3,022,018)	(3,022,018)

Balance at December 31, 2008	106,253,187	$ 106,431	$ 2,504,619	$(11,191,488)	$ (8,580,438)

See Notes to Consolidated Financial Statements                                                                                                                                           F-3

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss	$(3,022,018)	$(1,758,778)
Add: Net loss from discontinued operations, net of tax	280,653	681,900
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash interest expense and financing costs	2,000,874	755,159
Change in derivative liabilities	253,893	(366,415)
Issuance of stocks for services	2,500	-
Impairment of goodwill	-	166,621
(Increase) Decrease in:
Cash in Escrow	(17,500)	-
Prepaid and other assets	11,532	4,088
Increase (Decrease) in:
Accounts payable and accrued liabilities	354,711	376,747
Net cash flows used in operating activities from continuing operations	(135,355)	(140,678)
CASH FLOW FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Net cash flows provided by (used in) investing activities from continuing operations	-	-
CASH FLOW FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from convertible debt	117,500	175,000
Net cash flows provided by financing activities from continuing operations	117,500	175,000
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(17,855)	34,322
NET CASH USED BY DISCONTINUED OPERATIONS	(57,662)	(112,702)
NET DECREASE IN CASH	(75,517)	(78,380)
CASH AT BEGINNING OF YEAR	90,672	169,052
CASH AT END OF PERIOD	$ 15,155	$ 90,672
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Taxes Paid	$ 2,400	$ 2,400
Interest Paid	$ -	$ -
Noncash Investing and Financing Activities:
Conversion of notes payable	$ 17,351	$ 25,532
Transfer unamortized discount to paid in capital due to debt conversion	$ 5,357	$ 18,499
Transfer derivative liabilities to paid in capital debt conversion	$ 33,528	$ 49,817
Conversion of accrued interest into convertible debt	$ 288,174	$ -
Issuance of warrants in lieu of convertible debt	$ 15,000	$ 59,995
Beneficial conversion features on convertible debt	$ 1,101,178	$ 346,976

See Notes to Consolidated Financial Statements                                                                                                                                           F-4

MOTIVNATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND GOING CONCERN

Nature of Business: MotivNation (“the Company”) was incorporated on April 26, 1946, under the laws of the State of Idaho. In 2003, the Company merged into its wholly-owned Nevada subsidiary, and changed its corporate domicile from the State of Idaho to the State of Nevada. MotivNation, Inc. provides a range of services that cater to the custom automotive enthusiast.

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

Going Concern: The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred losses from continuing operations totaling $2,741,365 and $1,076,878 for the years ended December 31, 2008 and 2007, respectively. In addition, the Company has an accumulated deficit of $11,191,488 and working capital deficit of $3,295,391 as of December 31, 2008.  In the near term, the Company expects operating costs to continue to exceed funds generated from operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of MotivNation, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. As the Company ceased the customizing motorcycles business in fourth quarter of 2007 and its wholly-owned subsidiary, TirxMotive, ceased operations effective as of the bankruptcy filing date, the accompanying financial statements have been retroactively adjusted to reflect the impact of the discontinuation of both businesses. The results of the customizing automobiles and motorcycles segments have been classified as discontinued operations in the accompanying consolidated statements of operations for years ended December 31, 2008 and 2007.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue and Cost Recognition: The Company recognizes revenues on the completed-contract method. Under this method, contract costs and related billings are accumulated in the accounting records and reported as deferred items on the balance sheet until the job is complete or substantially complete, provided that collectibility is reasonably assured. A contract is regarded as substantially complete if remaining costs of completion are immaterial. When the accumulated costs exceed the related billings, the excess is presented as a current asset (inventory account). If billings exceed related costs, the difference is presented as a current liability.  Cash payments received in advance are deferred. Completed-contract method is used because management considers estimated total costs are not dependable measure of progress on the contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and warranty work.

Vehicle sales are recorded when the title and risks and rewards of ownership have passed, provided that collectibility is reasonably assured.

Allowance for Bad Debts: The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions.  As of December 31, 2008, accounts receivable were fully written off.

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

Inventories: Raw materials and vehicles inventories are stated at the lower of cost or market, using the first-in, first-out method. Work in process inventory includes all direct materials, labor and overhead costs. As of December 31, 2008, all inventories, except a bike project, were disposed.  A provision of $25,500 was made to reduce the bike project to its estimated scrap values.

Property and Equipment: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 3 to 7 years for office equipment, and 7 years for furniture and fixtures, and 10 years for machinery and tools. As of December 31, 2008, all property and equipment was disposed.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company recorded $333,242 of goodwill in connection with its acquisition of Moonlight Industries, Inc. The amount that the Company recorded in connection with this acquisition was determined by comparing the aggregate amounts of the respective purchase price plus related transaction costs to the fair values of the net tangible and identifiable intangible assets acquired for the business acquired. As of December 31, 2007, the goodwill was determined not recoverable, and fully impaired.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS No. 162 will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411.  The Company does not anticipate the adoption of SFAS No. 162 will have an impact on its consolidated financial statements.

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

NOTE 3 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	December 31,	December 31,
	2008	2007
Accrued Liabilities
Accrued payroll and related taxes	$ 459,528	$ 327,028
Credit cards payable	-	1,452
Accrued interest	239,788	336,673
Others	26,346	2,745
Total accrued liabilities	$ 725,662	$ 667,898

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

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

Proceeds of the 2008 Second Debentures were held in escrow as of December 31, 2008 and were released in March 2009.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

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

The Company will file a Registration Statement covering the resale of the common shares underlying the notes and warrant within 30 days of the closing date. The Company shall respond to all SEC comments within 10 calendar days of receipt of said comments and will use its best efforts to cause the Registration Statement to become effective within 120 days of the closing date. As of report date, the Company did not file the Registration Statement with the SEC.

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

The Company will file a Registration Statement covering the resale of the common shares underlying the notes and warrant within 30 days of the closing date. The Company shall respond to all SEC comments within 10 calendar days of receipt of said comments and will use its best efforts to cause the Registration Statement to become effective within 120 days of the closing date. As of report date, the Company did not file the Registration Statement with the SEC.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

Sale of $2,000,000 Convertible Debentures

On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes (the “2005 Debentures”) due three years from date of receipt, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock (the “2005 Debenture Warrants”).  Proceeds from the notes amounted to $1,903,500 after issuance costs, of which the first traunch of $300,000 (less issuance costs of $55,000 and $20,000 for prepaid officers’ life insurance) was received on November 30, 2005, the second traunch of $500,000 (less issuance costs of $6,000) was received on January 5, 2006, and the third and final traunch of $1,200,000 (less issuance costs of $15,500) was received on January 30, 2006. During the years ended December 31, 2008 and 2007, the Company has converted $17,351 and $25,532 principal amount into 84,987,030 shares and 9,220,694 shares of the Company’s common stock at the request of the note holders, respectively.

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

As of December 31, 2008, the Company was in default of the first traunch of debt; accordingly, the Company added a penalty of $62,326 to the principal. Interest is being accrued at the default rate of 15% per annum. Subsequent to December 31, 2008, the Company was also in default of the second and final traunch of debt.

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

The following tables describe the valuation of the conversion feature of each traunch of the convertible debenture, using the Black Scholes pricing model:

	11/30/05 Traunch	1/4/06 Traunch	1/30/06 Traunch	11/16/07 Traunch	1/31/08 Traunch	4/22/08 Traunch	9/26/08 Traunch	12/1/08 Default Penalty
Approximate risk free rate	4.41%	4.28%	4.47%	3.30%	2.27%	2.43%	2.38%	0.81%
Average expected life	3 years	3 years	3 years	3 years	3 years	3 years	3 years	1 year
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Volatility	356.33%	348.92%	342.77%	286.90%	289.55%	325.91%	355.73%	411.17%
Estimated fair value of conversion feature	$599,200	$998,346	$2,395,289	$346,997	$571,604	$249,283	$43,695	$121,197
Charged to debt discount	$300,000	$500,000	$1,200,000	$175,000	$288,174	$100,000	$17,500	$0
Charged to expenses	$299,200	$498,346	$1,195,289	$171,997	$283,434	$149,283	$26,195	$121,197

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

The Company recorded the fair value of the conversion feature as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with any excess charged to expense. Amortization expense related to the conversion feature discount for the years ended December 31, 2008 and 2007 was $1,166,755 and $497,688, respectively.

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

In accordance with the EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of December 31, 2008 and December 31, 2007, the fair values of the conversion feature and the stock warrants aggregated to $5,245,580 and $3,909,035, respectively.  The Company recorded a loss of $253,893 for the year ended December 31, 2008, and a gain of $366,415 for the year ended December 31, 2007. This amount is recorded as “Change in Derivative Liabilities” a component of other income in the accompanying consolidated statement of operations.  If the debt is converted prior to maturity, the carrying value will be transferred to equity.

NOTE 5 – INCOME TAX

Provision of income tax consists of a minimum state franchise tax of $2,400 for each of the year ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Company has net operating loss carryforwards, approximately of $4.3 million and $4.4 million to reduce future federal and state taxable income, respectively. To the extent not utilized, the carryforwards will begin to expire through 2028 for federal tax purposes and through 2018 for state tax purposes. The Company’s ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

The deferred tax assets as of December 31, 2008 and 2007 consist of the following:

	For Years ended December 31,
	2008	2007
Tax benefit on net operating loss carryforwards	$ 1,843,434	$ 1,411,828
Temporary difference in other accruals	240,921	171,868
Temporary difference in depreciation and amortization	-	118,692
Others	268,996	596,860
Less: valuation allowance	(2,353,351)	(2,299,248)
Net deferred tax assets	$ -	$ -

NOTE 6 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	For years ended
	December 31,
	2008	2007
Numerator:
Net loss from continuing operations	$ (2,741,365)	$(1,076,878)
Net loss from discontinued operations	$ (280,653)	$ (681,900)
Net loss	$ (3,022,018)	$(1,758,778)
Denominator:
Weighted average number of shares outstanding	45,627,249	10,528,987
Net loss per share from continuing operations-basic and diluted	$ (0.06)	$ (0.10)
Net loss per share from discontinued operations-basic and diluted	$ (0.01)	$ (0.06)
Net loss per share-basic and diluted	$ (0.07)	$ (0.17)

In accordance with SFAS No. 128, “Earnings Per Share”, the Company also has excluded from the calculation of diluted net loss per share approximately 5,438 shares relating to its 10% related party convertible debt that are anti-dilutive.  As of December 31, 2008, depending on the stock price on the conversion date, up to maximum of 57,184,333,333 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note 4 – Convertible Notes Payable and Derivative Liabilities.”  Stock warrants to purchase approximately 27,500,000 shares were outstanding, but were not included in the computation of diluted net loss per share because the exercise price of the stock warrants were greater than the average share price of the common stocks, and, therefore, the effect would have been antidilutive.

As the Company incurred net losses for the year ended December 31, 2007, potential dilutive securities from stock warrants totalling 750,000 equivalent shares have been excluded from diluted net loss per share computations as their effect was deemed anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share”, the Company also has excluded from the calculation of diluted net loss per share approximately 3,973 shares relating to its 10% related party convertible debt that are anti-dilutive.  As of December 31, 2007, depending on the stock price on the conversion date, up to maximum of 800,051,333 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note 8 – Convertible Notes Payable and Derivative Liabilities.”  Stock warrants to purchase approximately 2,500,000 shares were outstanding, but were not included in the computation of diluted net loss per share because the exercise price of the stock warrants were greater than the average share price of the common stocks, and, therefore, the effect would have been antidilutive

NOTE 7 – DISCONTINUED OPERATIONS

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

Following is summarized financial information for the discontinued operations:

	For Years ended December 31,
	2008	2007
Revenues:
Customized Automobile	$1,330,390	$2,228,809
Customized Motorcycle	$ -	$ 15,472
Total Revenues:	$1,330,390	$2,244,281

Net operating loss from discontinued operations:
Customized Automobile	$(194,369)	$(472,904)
Customized Motorcycle	$ (39,738)	$(190,252)
Net operating loss from discontinued operations	$(234,107)	$(663,156)

Loss on disposal of assets:
Customized Automobile	$ (40,158)	$ (1,703)
Customized Motorcycle	$ (6,388)	$ (17,041)
Total loss on disposal of assets	$ (46,546)	$ (18,744)

Net Loss from Discontinued Operations	$(280,653)	$(681,900)
(Net of tax of $0 for 2008 and 2007)

	December 31, 2008	December 31, 2007
NET LIABILITIES OF DISCONTINUED OPERATIONS:
Current Assets
Cash	$ (24)	$ (24)
Inventory	25,422	50,922
Net other assets	1,650	13,304
Current liabilities
Accounts payable	(22,055)	(22,055)
Accrued liabilities	(56,247)	(51,755)
Other liabilities	(980)	(980)
Net assets (liabilities) of discontinued operations	$ (52,234)	$ (10,588)

NOTE 7 – DISCONTINUED OPERATIONS (CONTINUED)

	December 31, 2008	December 31, 2007
NET ASSETS (LIABILITIES) IN LIQUIDATION:
Current Assets
Cash in Trustee	$ 70,458	$ -
Cash	-	5,851
Accounts receivable, net	-	13,953
Inventory	-	37,057
Net other assets	39	166,803
Current liabilities
Accounts payable	(134,869)	(136,003)
Accrued liabilities	(264,671)	(213,080)
Debt (a)	(94,695)	(116,974)
Net assets (liabilities) in liquidation	$ (423,738)	$ (242,393)

(a) Net of intercompany payable to parent of $1,424,207 and $1,371,025 as of December 31, 2008 and
December 31, 2007, respectively.

	For years ended December 31,
	2008	2007
Net cash used by operating activities of discontinued operations	$ (35,383)	$ (86,202)
Net cash used by investing activities of discontinued operations	-	(3,775)
Net cash used by financing activities of discontinued operations	(22,279)	(22,725)

NET CASH USED BY DISCONTINUED OPERATIONS	$ (57,662)	$(112,702)

NOTE 8 – GUARANTEES AND PRODUCT WARRANTIES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2008.

NOTE 9 – LEGAL PROCEEDINGS

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

On July 3, 2007, a claim was filed in the Superior Court of Los Angeles County of California against TrixMotive, Inc. to seek for a payment of $21,888 due to the California State Compensation Insurance Fund. The Company agreed to pay $750 per month commencing January 10, 2008 until the amount as paid in full. The liability has been accrued already in prior years.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company has short-term notes payable to an officer and a related party, aggregate of $253,648 including related accrued interest of $58,415 as of December 31, 2008. The notes carry interest at range of 8% to 10% per annum and are unsecured. On July 2, 2008, the Company, the officer and the related party agreed to extend the note to December 31, 2008 and to increase the principal by $20,000 as a cost of extension.  A 10% penalty will be added annually until the note is paid in full. In addition, the Company granted a conversion right to the officer allowing him to convert all or any outstanding balance into the Company’s common stocks at 75% of the average of the lowest three closing prices during the ten days prior to the date the conversion notice. As a result, the Company recorded a conversion expense of $115,399 using the Black-Scholes valuation model:

Approximate risk free rate	1.88%
Average expected life	5 months
Dividend yield	0%
Volatility	249.98%
Estimated fair value of conversion feature	$115,399

NOTE 11 – CHANGE OF OFFICERS

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

TrixMotive has a non-cancelable operating lease that expires through August 2009. As of December 31, 2008, TrixMotive has accrued the remaining lease obligations, amounted to $136,000.

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

See Notes to Consolidated Financial Statements                                                                                                                                           F-17

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer/Chief Financial Officer have concluded that as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 9B.                                OTHER INFORMATION.

None

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Name	Age	Positions and Offices held
Martyn Powell (1)	56	President, Director
Robert O’Brien (1)	73	▪ Secretary, Treasurer, Director
Dale Lavigne (1)	78	Director
Dennis O’Brien (1)	47	Director
James Etter (1)	78	Director
John Ohle (2)	51	President, Interim Chief Financial Officer
Arthur Lefevre (3) (5)	71	Director
Mark Absher (3)(12)	47	Director
Vincent Michael Keyes III (3)(5)	52	Director
Thomas Prewitt (4) (8)	53	President
Richard Perez (4) (8)	50	Secretary
Jay Isco (4) (7)(11)	28	Chief Financial Officer, Secretary
Richard Holt (6)(10)	68	Director
David Psachie (7)	69	Director
George R. Lefevre (8)(11)	41	Chief Executive Officer, President, CFO, Secretary
Leslie McPhail (9)(13)	36	Chief Operating Officer

(1)	In connection with Aberdeen Mining Company acquiring C&M Transportation, Inc. the officers and directors resigned on March 8, 2004.
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

(9)	On February 15, 2005, the Board of Directors elected Ms. McPhail to the position of Chief Operating Officer.
(10)	On October 2, 2006, Richard Holt resigned as director of the company
(11)	On February 27, 2008 Jay Isco resigned as CFO and Secretary of the company, and George Lefevre was elected to the vacated positions of CFO and Secretary.
(12)	On April 25, 2008 Mark Absher resigned as director of the company.
(13)	On June 23, 2008 Leslie McPhail resigned as COO of the company

Duties, Responsibilities and Experience

George R. Lefevre, Chief Executive Officer, Chief Financial Officer, Secretary and Director

As CEO of MotivNation, Mr. Lefevre is responsible for the oversight, and management of the company’s direction of business affairs.

From 2004 to 2008, Mr. Lefevre has served as a Director, Chief Financial Officer and Secretary for EntreMetrix, Inc. From 2000 to 2008, George R. Lefevre was a Managing Partner of NeoTactix, a company focused on mergers, acquisitions and structural guidance for small public companies. From 1998 to 2000, Mr. Lefevre assisted in the formation and funding of PTM Molecular Biosystems. He was the Chief of Finance and key officer for strategic business ventures. Mr. Lefevre has invested in and managed portfolios of securities since 1991. He received a B.S. in Business Administration Finance from California State University, Long Beach.

David Psachie, Director

Since 2005, Mr. Psachie has served as a director of MotivNation, Inc. In 1974, Mr. Psachie formed Martin Aircraft Sales at Orange County Airport, selling servicing and training in Lear, Citation and Piper aircraft. Martin Aviation was sold in 1982 and Mr. Psachie returned to the management of auto dealerships while continuing to invest in other entities. Mr. Psachie owned Psachie Racing, becoming United States Auto Club Champion in 1981 and 1982, holding numerous championship titles internationally. David formed Coast Realty and Construction in Long Beach, California 1995 - present. Acting as Broker/Owner he built and sold investment properties. Mr. Psachie currently is the General Manager of Sales and Internet Director of Sales for several Auto dealerships and continues to manage these dealerships in Southern California. David Psachie attended Long Beach City and State College for his continuing degree 1965. After completing additional education in business administration at UCLA.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2008, all officers and directors  filed all forms 3, forms 4 and forms 5.

Audit Committee and Financial Expert

We do not have an Audit Committee, our board of directors during 2008, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

We have adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  MotivNation will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to MotivNation at:  8 Corporate Park, Suite 300, Irvine, CA 92606.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors in 2008, performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

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

ITEM 11.                                EXECUTIVE COMPENSATION.

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

Summary Compensation Table
	Annual Compensation				Long Term Compensation

Name and Principal Position	Year	Salary (3)	Bonus	Other Annual Compensation	Restricted Stock (4)	Options	LTIP Payouts	All Other Compensation
									George R. Lefevre - CEO & Director (1) (2) (3)	2008	$150,000
2007	$150,000
2006	$150,000
Jay Isco- Former CFO & Secretary (1)	2008	$12,500
	2007	$75,000
	2006	$75,000
Leslie McPhail- Former Chief Operating Officer	2008	$43,680
	2007	$84,240
	2006	$86,240
Mark Absher – Former Director (1) (2) (3)	2008
	2007
	2006	$12,000
David Psachie- Director (1) (2) (3)	2008
	2007
	2006	$12,000
Richard Holt- Former Director (1) (2) (3)	2008
	2007
	2006	$9,000

(1)	Amounts noted are actual cash amounts paid and accrued salaries combined in their respective year. The following are the portions of accrued salaries:
a.	George R. Lefevre
i.	2008- $150,000 in accrued salary
ii.	2007- $150,000 in accrued salary
iii.	2006- $62,500 in accrued salary
b.	Jay Isco
i.	2008- $12,500 in accrued salary
ii.	2007- $57,500 in accrued salary
iii.	2006- $23,666.64 in accrued salary
c.	Mark Absher
i.	2006- $12,000 in accrued salary
d.	David Psachie
i.	2006- $12,000 in accrued salary
e.	Richard Holt
i.	2006- $9,000 in accrued salary
(2)	The dollar value of the restricted shares is calculated by multiplying the closing market price of our unrestricted stock on the date of issuance as required in instructions to Item 402(b)(2)(iv)(A).
(3)	Mark Absher, David Psachie, Richard Holt each received 50,000 (post split) shares at a price of $1.10 (post split), the close price of the stock on February 15, 2005.

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

As of December 31, 2008, we have employment agreement with George Lefevre, and do not have any agreements in place for the amount of annual compensation that our other officers, directors and employees will receive in the future.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of the close of business on December 31, 2008, based on information available to the Company:

Name of Officer, Director and Beneficial Owner	Number of Shares	Percent Beneficially Owned*
1. Thomas Prewitt- Former President (2)(3) 2. 547 Apollo Unit C 3. Brea, CA 92821	748,799	0.704%
Jay Isco- Former Chief Financial Officer, Secretary(3)(7) 4. 18101 Von Karman Ave. Ste. 330 5. Irvine, CA 92612	817,000	0.769%
6. Richard Perez Former Secretary (2)(3) 7. 1741 E. Lambert Road 8. La Habra, CA 90631	748,799	0.704%
9. George R. Lefevre- Chief Executive Officer, Chief Financial Officer, Secretary, and Director (3)(6)(7) 10. 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	683,000	0.643%
11. Scott Absher- Beneficial Owner (4) 12. 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	248,000	0.233%
Leslie McPhail-Former Chief Operating Officer(1)(3)(9) 14948 Shoemaker Avenue Santa Fe Springs, CA 90670	640,000	0.602%
David McPhail- Beneficial Owner(1) 14948 Shoemaker Avenue Santa Fe Springs, CA 90670	640,000	0.602%
Mark Absher- Former Director (8) 13. 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	50,000	0.0471%
David Psachie- Director 14. 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	50,000	0.0471%
Richard Holt- Former Director (5) 15. 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	50,000	0.0471%
All Directors, Officers, & Beneficial Holders as a Group	3,286,799	3.09%

1.	Leslie McPhail owns jointly with David McPhail 740,000 (post-split) shares of the Company.
2.	Thomas Prewitt and Richard Perez own jointly 748,799 (post-split) shares of the Company.
3.
On February 15, 2005, the Board of Directors approved the removal of Mr. Prewitt and Mr. Perez as the President and Secretary respectively.  George R. Lefevre was appointed to the position of Chief Executive Officer and President.  Mr. Isco was elected to the position of Chief Financial Officer and Secretary, and Mrs. McPhail to the position of Chief Operating Officer.

4.	Scott Absher served as a consultant for the company and is the brother of Mark Absher a former director of the company.
5.	On October 2, 2006, Richard Holt resigned as director of the company
6.	On January 6, 2006, George Lefevre was elected as Chairman of the board of directors.
7.	On February 27, 2008 Jay Isco resigned as CFO and Secretary of the Company, on the same day George Lefevre was elected to the vacated positions by the board of directors of Motivnation.
8.	On May 1, 2008 Mark Absher resigned as director of the company
9.	On June 23, 2008 Leslie A. McPhail resigned as COO of the company

*	Number of shares and percent of ownership based upon 106,253,188 shares outstanding on December 31, 2008

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

ITEM 14.                                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2008, for professional services rendered by Spector & Wong LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q and 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2008 and 2007 were approximately $41,500 and $56,000, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal year ended December 31, 2008, for assurance and related services by Spector & Wong LLP, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2008 were $0 and $0 for 2007.

(3) TAX FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2008 and 2007, for professional services rendered by Spector & Wong LLP, for tax compliance, tax advice, and tax planning, for those fiscal years were $2,500 and $2,500 respectively. Services provided included preparation of Federal Income Tax Returns Form 1120, tax planning, and research regarding 1031 exchange.

(4) ALL OTHER FEES

There were no other aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2007, for products and services provided by Spector & Wong LLP, other than those services reported above, for those fiscal years.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Not Applicable.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not Applicable.

ITEM 15.                                EXHIBITS & FINANCIAL STATEMENT SCHEDULES

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

/s/ George R. Lefevre
By:
George R. Lefevre
 CEO

Dated:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                                                                                Title                                  DATE

/s/ George R. Lefevre
________________________
George R. Lefevre                                                                CEO, CFO, Secretary, and Director                April 13, 2009

/s/ David Psachie
________________________
David Psachie                                                                      Director                                        April 13, 2009