Form 10-Q
period 2009-05-20
MotivNation, Inc.
filed 2009-05-20
CIK 1853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2009.

Common Stock, Par Value $0.001	147,384,358

Title of Class	Number of Shares Outstanding as of May 15, 2009

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	14
Quantitative and Qualitative Disclosures About Market Risk	18
Signatures	18
Part II	19
Legal Proceedings	19
Risk Factors	20
Unregistered Sales of Equity Securities and Use of Proceeds	20
Defaults Upon Securities	20
Submission to a Vote	20
Other Information	21
Exhibits and Reports	22
Signatures	23

Exhibits

Index to Exhibits	24
Exhibits	25

Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 16,047	$ 15,155
Cash in Escrow	-	17,500
Net assets of TrixMotive held for liquidation	70,496	70,496
Total Current Assets	86,543	103,151

Debt issuance cost, net	264	264

TOTAL ASSETS	$ 86,807	$ 103,415
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 26,782	$ 30,039
Accrued liabilities	878,469	750,662
Net liabilities of discontinued operations	53,339	52,234
Net liabilities of TrixMotive in liquidation	494,038	494,234
Convertible notes payable, net, current portion	2,469,829	1,876,140
Short-term notes payable to related parties	195,233	195,233
Total Current Liabilities	4,117,690	3,398,542
Long-Term Debt
Convertible notes payable, net of unamortized discount of $522,360 and	58,268	39,731
$627,809 for 2009 and 2008, respectively
Derivative liabilities	6,358,763	5,245,580
Total Long-Term Liabilities	6,417,031	5,285,311
Total Liabilities	10,534,721	8,683,853
Stockholders' Deficit
Common Stock, $0.001 par value; 300,000,000 shares authorized;
issued and outstanding 2009 134,019,388 shares; 2008 106,253,188 shares	134,197	106,431
Paid-in Capital	2,481,017	2,504,619
Accumulated deficit	(13,063,128)	(11,191,488)
Total Stockholders' Deficit	(10,447,914)	(8,580,438)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 86,807	$ 103,415

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For Three Months ended
	March 31,	March 31,
	2009	2008
Operating Expenses:
Selling, general and administrative Expenses	$ 46,602	$ 59,067
Total Operating Expenses	46,602	59,067

Operating loss	(46,602)	(59,067)

Other income(expenses)
Interest and other income	1	108
Change in derivative liabilities	(109,027)	(231,585)
Interest expense	(600,072)	(45,354)
Financing costs	(1,112,381)	(212,673)
Total other income(expenses)	(1,821,479)	(489,504)

Net loss before state franchise tax	(1,868,081)	(548,571)

State franchise tax	2,400	2,400

Net loss from continuing operations	(1,870,481)	(550,971)

Discontinued Operations
Net loss from discontinued operations
(net of applicable taxes of $0 for 2008 and 2007)	(1,159)	(47,631)

Net loss	$ (1,871,640)	$ (598,602)

Net loss from continuing operations per share-Basic and Diluted	$ (0.01)	$ (0.03)
Net loss	$ (0.01)	$ (0.03)
Weighted Average Number of Shares	127,582,606	18,182,825

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the three months ended March 31,	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss	$ (1,871,640)	$ (598,602)
Add: Net loss from discontinued operations, net of tax	1,159	47,631
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash interest expense and financing costs	1,620,546	212,673
Change in derivative liabilities	109,027	231,585
(Increase) Decrease in:
Prepaid and other assets	-	(1,362)
Increase (Decrease) in:
Accounts payable and accrued liabilities	124,550	71,233
Net cash flows used in operating activities from continuing operations	(16,358)	(36,842)
CASH FLOW FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Decrease in cash in escrow	17,500	-
Net cash flows provided by (used in) investing activities from continuing operations	17,500	-
CASH FLOW FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Net cash flows provided by (used in) financing activities from continuing operations	-	-
NET CASH PROVIDED BY(USED IN) CONTINUING OPERATIONS	1,142	(36,842)
NET CASH USED IN DISCONTINUED OPERATIONS	(250)	(48,990)
NET INCREASE (DECREASE) IN CASH	892	(85,832)
CASH AT BEGINNING OF PERIOD	15,155	90,942
CASH AT END OF PERIOD	$ 16,047	$ 5,110
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Taxes Paid	$ -	$ -
Interest Paid	$ -	$ 398
Noncash Investing and Financing Activities:
Conversion of notes payable	$ 1,388	$ 2,725
Transfer unamortized discount to paid in capital due to debt conversion	$ -	$ 1,451
Transfer derivative liabilities to paid in capital debt conversion	$ 2,776	$ 4,863
Conversion of accrued interest into convertible debt	$ -	$ 288,174

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three months ended March 31, 2009 may not be indicative of results for the year ending December 31, 2009 or any future periods.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of MotivNation, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions.  As the Company ceased the customizing motorcycles business in fourth quarter of 2007 and its wholly-owned subsidiary, TirxMotive, ceased operations effective as of the bankruptcy filing date, the accompanying financial statements have been retroactively adjusted to reflect the impact of the discontinuation of both businesses. The results of the customizing automobiles and motorcycles segments have been classified as discontinued operations in the accompanying consolidated statements of operations for the three months ended March 31, 2009 and 2008.

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

New Accounting Pronouncements: In April 2009, the FASB issued FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, Interim Financial Reporting. FSP SFAS No. 107-1 will require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The effective date for this FSP is interim and annual periods ending after June 15, 2009. The Company is currently assessing the impact of FSP SFAS 107-1.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred losses from continuing operations totaling $1,870,481 for three months ended March 31, 2009 and has an accumulated deficit of $13,063,128 and a working capital deficit of $4,031,147 as of that date.

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

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Accrued Liabilities
Accrued payroll and related taxes	$ 522,028	$ 484,528
Accrued interest	331,645	239,788
Others	24,796	26,346
Total accrued liabilities	$ 878,469	$ 750,662

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

Sale of $2,000,000 Convertible Debentures

On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes (the “2005 Debentures”) due in 2009, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock (the “2005 Debenture Warrants”).  Proceeds from the notes amounted to $1,903,500 after issuance costs, of which the first traunch of $300,000 (less issuance costs of $55,000 and $20,000 for prepaid officers’ life insurance) was received on November 30, 2005, the second traunch of $500,000 (less issuance costs of $6,000) was received on January 5, 2006, and the third and final traunch of $1,200,000 (less issuance costs of $15,500) was received on January 30, 2006. During the first quarter of 2009, the Company has converted $1,388 principal amount into 27,766,200 shares of the Company’s common stock at the request of the note holders. During the first quarter of 2008, the Company has converted $2,725 principal amount into 2,750,000 shares of the Company’s common stock.

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

As of March 31, 2009, the Company was in default of the $2,000,000 debt; accordingly, the Company added penalties of $570,491 to the principal. Interest is being accrued at the default rate of 15% per annum.

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

The following tables describe the valuation of the conversion feature of each traunch of the convertible debenture, using the Black Scholes pricing model:

	11/30/05 Traunch	1/4/06 Traunch	1/30/06 Traunch	11/16/07 Traunch	1/31/08 Traunch	4/22/08 Traunch	9/26/08 Traunch
Approximate risk free rate	4.41%	4.28%	4.47%	3.30%	2.27%	2.43%	2.38%
Average expected life	3 years	3 years	3 years	3 years	3 years	3 years	3 years
Dividend yield	0%	0%	0%	0%	0%	0%	0%
Volatility	356.33%	348.92%	342.77%	286.90%	289.55%	325.91%	355.73%
Estimated fair value of conversion feature	$599,200	$998,346	$2,395,289	$346,997	$571,604	$249,283	$43,695
Charged to debt discount	$300,000	$500,000	$1,200,000	$175,000	$288,174	$100,000	$17,500
Charged to expenses	$299,200	$498,346	$1,195,289	$171,997	$283,434	$149,283	$26,195

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

	12/1/08 Default Penalty	1/5/09 Default Penalty	1/31/09 Default Penalty
Approximate risk free rate	0..81%	0.4%	0.51%
Average expected life	1 year	1 year	1 year
Dividend yield	0%	0%	0%
Volatility	411.17%	439.15%	490.22%
Estimated fair value of conversion feature	$121,197	$294,106	$712,826
Charged to debt discount	$0	$0	$0
Charged to expenses	$121,197	$294,106	$712,826

The Company recorded the fair value of the conversion feature as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with any excess charged to expense. Amortization expense related to the conversion feature discount for the three months ended March 31, 2009 and 2008 was $105,449 and $206,298, respectively. Remaining unamortized discount as of March 31, 2009 was $522,360.

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

In accordance with the EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of March 31, 2009 and December 31, 2008, the fair values of the conversion feature and the stock warrants aggregated to $6,358,763 and $5,245,580, respectively.  The Company recorded a loss of $109,027 and $231,585 for the three months ended March 31, 2009 and 2008, respectively. This amount is recorded as “Change in Derivative Liabilities” a component of other expense in the accompanying consolidated statement of operations.  If the debt is converted prior to maturity, the carrying value will be transferred to equity.

NOTE 6 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

For Three Months ended
March 31,
	2009	2008
Numerator:
Net loss from continuing operations	$ (1,870,481)	$ (550,971)
Net loss from discontinued operations	$ (1,159)	$ (47,631)
Net loss	$ (1,871,640)	$ (598,602)
Denominator:
Weighted average number of shares outstanding	127,582,606	18,182,825
Net loss per share from continuing operations-basic and diluted	$ (0.01)	$ (0.03)
Net loss per share from discontinued operations-basic and diluted	$ (0.00)	$ (0.00)
Net loss per share-basic and diluted	$ (0.01)	$ (0.03)

As of March 31, 2009, the Company has 27.5 million out-of money stock warrants excluded from diluted net loss per share computations as their exercise prices are greater than the average quarterly market price. In accordance with SFAS No. 128, “Earnings Per Share”, the Company has excluded from the calculation of diluted net loss per share approximately 5,941 shares relating to its 10% related party convertible debt that are anti-dilutive.  As of March 31, 2009, depending on the stock price on the conversion date, up to maximum of 3,650,555,439 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes and 10% related party debt. For additional information, see “Note5 – Convertible Notes Payable and Derivative Liabilities” and “Note 11-Related Party Transactions.”

As the Company incurred net losses for the three months ended March 31, 2008, potential dilutive securities from stock warrants totalling 10,000,000 equivalent shares have been excluded from diluted net loss per share computations as their effect was deemed anti-dilutive. In accordance with SFAS No. 128, “Earnings Per Share”, the Company has excluded from the calculation of diluted net loss per share approximately 4,205 shares, relating to its 10% related party convertible debt that are anti-dilutive.  As of March 31, 2008, depending on the stock price on the conversion date, up to maximum of 813,364,397 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note 5 – Convertible Notes Payable and Derivative Liabilities.”

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

NOTE 7 – DISCONTINUED OPERATIONS (CONTINUED)

Following is summarized financial information for the discontinued operations:

For three months ended March 31,
	2009	2008
Revenues:
Customized Automobile	$ -	$ 608,270
Customized Motorcycle	$ -	$ -
Total Revenues:	$ -	$ 608,270

Net operating loss from discontinued operations:
Customized Automobile	$ (54)	$ (43,881)
Customized Motorcycle	$ (1,105)	$ (3,750)
Net operating loss from discontinued operations	$ (1,159)	$ (47,631)

Net Loss from Discontinued Operations	$ (1,159)	$ (47,631)
(Net of tax of $0 for 2008 and 2007)

Summarized cash flow information for the discontinued operations is as follows:

	March 31, 2009	December 31, 2008
NET LIABILITIES OF DISCONTINUED OPERATIONS:
Current Assets
Cash	$ (24)	$ (24)
Inventory	25,422	25,422
Net other assets	1,650	1,650
Current liabilities
Accounts payable	(22,055)	(22,055)
Accrued liabilities	(57,352)	(56,247)
Other liabilities	(980)	(980)
Net assets (liabilities) of discontinued operations	$ (53,339)	$ (52,234)

	March 31, 2009	December 31, 2008
NET ASSETS (LIABILITIES) IN LIQUIDATION:
Current Assets
Cash in Trustee	$ 70,458	$ 70,458
Net other assets	39	39
Current liabilities
Accounts payable	(134,673)	(134,869)
Accrued liabilities	(264,671)	(264,671)
Debt (a)	(94,695)	(94,695)
Net assets (liabilities) in liquidation	$ (423,542)	$ (423,738)

(a) Net of intercompany payable to parent of $1,424,457 and $1,424,207 as of March 31, 2009 and
December 31, 2008, respectively.

NOTE 7 – DISCONTINUED OPERATIONS (CONTINUED)

	For three months ended March 31,
	2009	2008
Net cash used in operating activities of discontinued operations	$ (250)	$ (28,078)
Net cash used by investing activities of discontinued operations	-	-
Net cash used by financing activities of discontinued operations	-	(20,912)

NET CASH USED IN DISCONTINUED OPERATIONS	$ (250)	$ (48,990)

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2009.

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

NOTE 9 – LEGAL PROCEEDINGS (CONTINUED)

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

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company has short-term notes payable to an officer and a related party, aggregate of $195,233 plus related accrued interest of $62,650 as of March 31, 2009. The notes carry interest at range of 8% to 10% per annum and are unsecured. On July 2, 2008, the Company, the officer and the related party agreed to extend the note to December 31, 2008 and to increase the principal by $20,000 as a cost of extension.  A 10% penalty will be added annually until the note is paid in full. In addition, the Company granted a conversion right to the officer allowing him to convert all or any outstanding balance into the Company’s common stocks at 75% of the average of the lowest three closing prices during the ten days prior to the date the conversion notice. As a result, the Company recorded a conversion expense of $115,399 using the Black-Scholes valuation model:

Approximate risk free rate	1.88%
Average expected life	5 months
Dividend yield	0%
Volatility	249.98%
Estimated fair value of conversion feature	$115,399

.NOTE 11 – SEGMENT INFORMATION

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

MOTIVNATION, INC.

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

Results of Operations

Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

Revenues and Loss from Continuing and Discontinued Operations

Our operating expenses, other expenses, and net loss for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008 are as follows:

	3 Months Ended March 31, 2009	3 Months Ended March 31, 2008
			Operating Expenses:
Selling, General and Administrative Expenses	$ 46,602	$ 59,067

Total Operating Expenses	46,602	59,067

Total Other Expenses	1,821,479	489,504

Provision for income taxes	2,400	2,400

Net Loss from Discontinued Operations	1,159	47,631

Net Loss	1,871,640	598,602

Operating expenses

Our selling, general and administrative expense consists primarily of corporate expenditures related to maintaining a public company, and any related spending and costs. Major expenses decreased by 22.8% for the same period in 2009 versus 2008, primarily as a result of decreases in rent and legal expense of 40.3% and 95.3%, respectively. Also attributing largely to the decrease was a decrease in salary and wages of $12,500, or 25.0% during the three months ending March 31, 2009 compared to same prior period. Additional decreases were in insurance, stock related, and utilities fees of 100%, 7.5% and 71.9%, respectively for the same time period. Also contributing were decreases in shipping and delivery expense of 83.7for the same period in 2009 versus 2008. An offset was an increase in accounting expense of $3,000 or 100%. Total Operating expenses were $46,602 and $59,067, respectively, for the three months ended March 31, 2009 and 2008.

The Major expenses incurred during the three months ended March 31, 2009 and 2008 were:

	3 Months Ended March 31, 2009	3Months Ended March31, 2008	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$1,562	$2,617	(40.3)%
Salary & Wages	37,500	50,000	(25.0)%
Insurance	-	392	(100)%
Accounting Fees	3,000	-	100%
Shipping and Delivery	55	339	(83.7)%
Utilities	159	567	(71.9)%
Legal	65	1,387	(95.3)%
Stock Related	2,062	2,230	(7.5)%

Total Major Expenses	44,404	57,531	(22.8)%

Total Operating Expenses	46,602	59,067	(21.1)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended March 31, 2009 and 2008 are as follows:

	3 Months Ended March 31, 2009	3 Months Ended March 31, 2008	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	1	108	(99.1)%
Change in derivative liabilities	(109,027)	(231,585)	(52.9)%
Interest and other expenses	(600,072)	(45,354)	1223.1%
Financing costs	(1,112,381)	(212,673)	423.0%
Total other income (expenses)	(1,821,479)	(489,504)	272.1%

Net Loss from Continuing Operations	$(1,871,640)	(550,971)	239.7%

During the three months ended March 31, 2009, our total other expenses increased by 272.1% compared to the three months ended March 31, 2008. This was primarily due to increase in financing costs and interest/other expense of approximately 423.0% and 1,223.1% respectively. This increase was slightly offset by a decrease in change in derivative liabilities of 52.9% for the first quarter of 2009 compared to the same period in 2008.  Net loss increased 239.7% primarily due to the 272.1% increase in total other expenses.

Liquidity and Capital Resources

Our cash, accounts receivable, prepaid expenses, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2009, as compared to December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008

Cash	$16,047	$15,155
Cash in Escrow	-	17,500
Net Assets of TrixMotive held for liquidation	70,496	70,496
Total current assets	86,543	103,151
Debt issuance cost, net	264	264
Total assets	86,807	103,415
Total current liabilities	4,117,690	3,398,542
Total liabilities	10,534,721	8,683,853

Cash Requirements

Our cash obligations are anticipated to increase substantially over the next 12 months.  The cash would be utilized for operational expenses and general working capital as a result of continued sales growth, continued legal and professional fees. Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable.  At March 31, 2009, we had a working deficit of $4,031,147.

Operating activities:

Net cash used in operating activities from continuing operations was $16,358 for the three months ended March 31, 2009. This resulted primarily from a net loss of $1,871,640. An offset to this was the addition of net loss from discontinued operations, net of tax of $1,159. In addition the increase in accounts payable and accrued liabilities of $124,550 contributed. An additional offset was an adjustment in non-cash interest expense and financing costs of $1,620,546 and a change in derivative liabilities of $109,027.

Investing activities:

Net cash used in investing activities from continuing operations was $17,500 for the three months ended March 31, 2009, and resulted primarily from a decrease in cash in escrow.

Financing activities:

Net cash provided by financing activities from continuing operations was $zero for the three months ended March 31, 2009.

            Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability.  Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity.  During the first quarter of 2009 the company was focused on finishing its prototype bike and seeking new business opportunities.

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

Going Concern

There can be no assurance that we will be successful in executing our plans obtain additional debt or equity financing. There would be substantial doubt as mentioned in our financial footnotes about our ability to continue due to a decrease in our working capital and inability to obtain financing. The company has been dependent on outside institutions for additional funding to keep the operations running. The lack of cash flow has also resulted in increased company liabilities due to the non payment of federal and state payroll taxes. If positive cash flow or continued funding can not be achieved, the company will have to look at other avenues to continue business. This may possibly include an acquisition or merger of another operation/company by the exchange of shares. The company wholly owned subsidiary has filed Chapter 7 Bankruptcy and has ceased its current operations.  There can be no assurance the Parent company will be successful in its attempts to complete licensing for the use of Damon’s name and establish any business interest for its custom prototype bike.

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

Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment annually, and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At March 31, 2009, the Company had $zero loss on disposal of assets for continued operation for the year to date. However the company’s wholly owned subsidiary TrixMotive, Inc. filed for bankruptcy in July of 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

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

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer/ chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. The company has identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 1A.                      RISK FACTORS

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, there were no unregistered sales of equity securities by the Company during the nine month period ended March 31, 2009.

For the first quarter of 2009, 14,993,748 shares of common stock were issued to AJW Offshore, LTD pursuant to Rule 144 for the conversion of $749.69 of convertible debt.

For the first quarter of 2009, 3,304,177 shares of common stock were issued to AJW Partners, LLC pursuant to Rule 144 for the conversion of $165.21 of convertible debt.

For the first quarter of 2009, 9,051,782 shares of common stock were issued to AJW Qualified Partners, LLC pursuant to Rule 144 for the conversion of $452.59 of convertible debt.

For the first quarter of 2009, 416,493 shares of common stock were issued to New Millennium Capital Partners II, LLC pursuant to Rule 144 for the conversion of $20.82 of convertible debt.

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

(b)  Reports on Form 8K.

None in 1st Quarter.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2009                                                                                                MotivNation, Inc.

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