Form 10-Q
period 2009-06-30
MotivNation, Inc.
filed 2009-08-19
CIK 1853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 15, 2009.

Common Stock, Par Value $0.001	147,384,388

Title of Class	Number of Shares Outstanding as of August 15, 2009

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	14
Quantitative and Qualitative Disclosures About Market Risk	20
Controls and Procedures	20
Part II	21
Legal Proceedings	21
Risk Factors	22
Unregistered Sales of Equity Securities and Use of Proceeds	22
Defaults Upon Securities	22
Submission to a Vote	22
Other Information	23
Exhibits and Reports	24
Signatures	25

Exhibits

Index to Exhibits	27
Exhibits	28

Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC.

CONSOLIATED BALANCE SHEETS

	As of June 30,	As of December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 4,074	$ 15,155
Cash in Escrow	-	17,500
Net assets of TrixMotive held for liquidation	70,496	70,496
Total Current Assets	74,570	103,151

Debt issuance cost, net	264	264

TOTAL ASSETS	$ 74,834	$ 103,415
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 20,274	$ 30,039
Accrued liabilities	792,548	750,662
Net liabilities of discontinued operations	54,678	52,234
Net liabilities of TrixMotive in liquidation	493,583	494,234
Convertible notes payable, net, current portion	2,467,172	1,876,140
Short-term notes payable to related parties	195,233	195,233
Short-term notes payable, others	8,000	-
Total Current Liabilities	4,031,488	3,398,542
Long-Term Debt
Convertible notes payable, net of unamortized discount of $497,813 and	306,259	39,731
$627,809 for 2009 and 2008, respectively
Derivative liabilities	6,907,363	5,245,580
Total Long-Term Liabilities	7,213,622	5,285,311
Total Liabilities	11,245,110	8,683,853
Stockholders' Deficit
Common Stock, $0.001 par value; 300,000,000 shares authorized;
issued and outstanding 2009 147,384,388 shares; 2008 106,253,188 shares	147,562	106,431
Paid-in Capital	2,476,542	2,504,619
Accumulated deficit	(13,794,380)	(11,191,488)
Total Stockholders' Deficit	(11,170,276)	(8,580,438)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 74,834	$ 103,415

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For three months ended		For Six Months ended
	June 30, 2009		June 30, 2009
	2009	2008	2009	2008
Operating Expenses:
Selling, general and administrative Expenses	$ 45,969	$ 74,156	$ 92,571	$ 133,223
Total Operating Expenses	45,969	74,156	92,571	133,223

Operating loss	(45,969)	(74,156)	(92,571)	(133,223)

Other income(expenses)
Interest and other income	-	1	1	109
Change in derivative liabilities	4,891	(61,106)	(104,136)	(292,691)
Interest expense	(104,838)	(46,537)	(704,910)	(91,891)
Financing costs	(583,952)	(711,981)	(1,696,333)	(924,654)
Total other income(expenses)	(683,899)	(819,623)	(2,505,378)	(1,309,127)

Net loss before state franchise tax	(729,868)	(893,779)	(2,597,949)	(1,442,350)

State franchise tax	-	-	2,400	2,400

Net loss from continuing operations	(729,868)	(893,779)	(2,600,349)	(1,444,750)

Discontinued Operations
Net income (loss) from discontinued operations
(net of applicable taxes of $0 for 2009 and 2008)	(1,384)	31,009	(2,543)	(16,622)

Net loss	$ (731,252)	$ (862,770)	$ (2,602,892)	$ (1,461,372)

Net loss from continuing operations per share-Basic and Diluted	$ (0.01)	$ (0.03)	$ (0.02)	$ (0.06)
Net loss	$ (0.01)	$ (0.03)	$ (0.02)	$ (0.07)
Weighted Average Number of Shares	141,209,124	26,288,158	134,433,507	22,235,491

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the six months ended June 30,	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss	$ (2,602,892)	$(1,461,372)
Add: Net loss from discontinued operations, net of tax	2,543	16,622
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash interest expense and financing costs	2,204,498	924,654
Change in derivative liabilities	104,136	292,691
(Increase) Decrease in:
Prepaid and other assets	-	1,350
Increase (Decrease) in:
Accounts payable and accrued liabilities	255,884	139,428
Net cash flows used in operating activities from continuing operations	(35,831)	(86,627)
CASH FLOW FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Decrease in cash in escrow	17,500	-
Net cash flows provided by (used in) investing activities from continuing operations	17,500	-
CASH FLOW FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from notes payable, others	8,000	-
Proceeds from convertible debt	-	100,000
Net cash flows provided by financing activities from continuing operations	8,000	100,000
NET CASH PROVIDED BY(USED IN) CONTINUING OPERATIONS	(10,331)	13,373
NET CASH USED IN DISCONTINUED OPERATIONS	(750)	(48,721)
NET DECREASE IN CASH	(11,081)	(35,348)
CASH AT BEGINNING OF PERIOD	15,155	90,672
CASH AT END OF PERIOD	$ 4,074	$ 55,324
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash Investing and Financing Activities:
Conversion of notes payable	$ 4,364	$ 8,820
Transfer unamortized discount to paid in capital due to debt conversion	$ -	$ 3,890
Transfer derivative liabilities to paid in capital due to debt conversion	$ 8,690	$ 16,587
Conversion of accrued interest into convertible debt	$ 223,763	$ 288,174
Issuance of warrants in lieu of convertible debt	$ -	$ 15,000
Recorded a beneficial conversion feature	$ 1,566,337	$ 820,887

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at June 30, 2009 and for the three months ended June  30, 2009 and 2008 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three and six months ended June 30, 2009 may not be indicative of results for the year ending December 31, 2009 or any future periods.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of MotivNation, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions.  As the Company ceased the customizing motorcycles business in fourth quarter of 2007 and its wholly-owned subsidiary, TirxMotive, ceased operations effective as of the bankruptcy filing date, the accompanying financial statements have been retroactively adjusted to reflect the impact of the discontinuation of both businesses. The results of the customizing automobiles and motorcycles segments have been classified as discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2009 and 2008.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred losses from continuing operations totaling $2,600,349 for six months ended June 30, 2009 and has an accumulated deficit of $13,794,380 and a working capital deficit of $3,956,918 as of that date.

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

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Accrued Liabilities
Accrued payroll and related taxes	$ 559,528	$ 484,528
Accrued interest	212,650	239,788
Others	20,370	26,346
Total accrued liabilities	$ 792,548	$ 750,662

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

MOTIVNATION, INC.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

Sale of $2,000,000 Convertible Debentures

On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes (the “2005 Debentures”) due in 2009, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock (the “2005 Debenture Warrants”).  Proceeds from the notes amounted to $1,903,500 after issuance costs, of which the first traunch of $300,000 (less issuance costs of $55,000 and $20,000 for prepaid officers’ life insurance) was received on November 30, 2005, the second traunch of $500,000 (less issuance costs of $6,000) was received on January 5, 2006, and the third and final traunch of $1,200,000 (less issuance costs of $15,500) was received on January 30, 2006. During the first six months of 2009, the Company has converted $4,364 principal amount into 41,131,200 shares of the Company’s common stock at the request of the note holders. During the six months of 2008, the Company has converted $8,820 principal amount into 14,064,000 shares of the Company’s common stock.

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

During the six months ended June 30, 2009 and 2008, accrued interest of $223,763 and $288,174, respectively, was converted into principal. The converted principal carries interest at 2% per annum and matures on March 11, 2012 and January 31, 2011, respectively.

As of June 30, 2009, the Company was in default of the $2,000,000 debt; accordingly, the Company added penalties of $570,491 to the principal. Interest is being accrued at the default rate of 15% per annum.

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

The following tables describe the valuation of the conversion feature of each traunch of the convertible debenture, using the Black Scholes pricing model:

	11/30/05 Traunch	1/4/06 Traunch	1/30/06 Traunch	11/16/07 Traunch	1/31/08 Interest	4/22/08 Traunch
Approximate risk free rate	4.41%	4.28%	4.47%	3.30%	2.27%	2.43%
Average expected life	3 years	3 years	3 years	3 years	3 years	3 years
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	356.33%	348.92%	342.77%	286.90%	289.55%	325.91%
Estimated fair value of conversion feature	$599,200	$998,346	$2,395,289	$346,997	$571,604	$249,283
Charged to debt discount	$300,000	$500,000	$1,200,000	$175,000	$288,174	$100,000
Charged to expenses	$299,200	$498,346	$1,195,289	$171,997	$283,434	$149,283

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

	9/26/08 Traunch	12/1/08 Default Penalty	1/5/09 Default Penalty	1/31/09 Default Penalty	3/11/09 Interest
Approximate risk free rate	2.38%	0..81%	0.4%	0.51%	1.16%
Average expected life	3 years	1 year	1 year	1 year	3 years
Dividend yield	0%	0%	0%	0%	0%
Volatility	355.73%	411.17%	439.15%	490.22%	520.73%
Estimated fair value of conversion feature	$43,695	$121,197	$294,106	$712,826	$559,405
Charged to debt discount	$17,500	$0	$0	$0	$0
Charged to expenses	$26,195	$121,197	$294,106	$712,826	$559,405

The Company recorded the fair value of the conversion feature as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with any excess charged to expense. Amortization expense related to the conversion feature discount for the three and six months ended June 30, 2009 was $24,547 and $129,997, respectively. Amortization expense related to the conversion feature discount for the three and six months ended June 30, 2008 was $257,893 and $464,192, respectively. Remaining unamortized discount as of June 30, 2009 was $497,813.

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

In accordance with the EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of June 30, 2009 and December 31, 2008, the fair values of the conversion feature and the stock warrants aggregated to $6,907,363 and $5,245,580, respectively.  The Company recorded a loss of $104,136 and $292,691 for the six months ended June 30, 2009 and 2008, respectively. This amount is recorded as “Change in Derivative Liabilities” a component of other expense in the accompanying consolidated statement of operations.  If the debt is converted prior to maturity, the carrying value will be transferred to equity.

NOTE 6 – NOTE PAYABLE TO OTHERS

As of June 30, 2009, the Company has a note payable of $8,000 to a non-related party. There are no repayment terms or interest provisions on this loan.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	For Three months ended		For six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net loss from continuing operations	$ (729,868)	$ (893,779)	$ (2,600,349)	$(1,444,750)
Net income (loss) from discontinued operations	$ (1,384)	$ 31,009	$ (2,543)	$ (16,622)
Net loss	$ (731,252)	$ (862,770)	$ (2,602,892)	$(1,461,372)
Denominator:
Weighted average number of shares outstanding	141,209,124	26,288,158	134,433,507	22,235,491
Net loss per share from continuing operations-basic and diluted	$ (0.01)	$ (0.03)	$ (0.02)	$ (0.06)
Net loss per share from discontinued operations-basic and diluted	$ (0.00)	$ 0.00	$ (0.00)	$ (0.00)
Net loss per share-basic and diluted	$ (0.01)	$ (0.03)	$ (0.02)	$ (0.07)

As of June 30, 2009, the Company has 27.5 million out-of money stock warrants excluded from diluted net loss per share computations as their exercise prices are greater than the average quarterly market price. In accordance with SFAS No. 128, “Earnings Per Share”, the Company has excluded from the calculation of diluted net loss per share approximately 6,002 and 6,062 shares for the three and six months ended June 30, 2009, respectively, relating to its 10% related party convertible debt that are anti-dilutive.  As of June 30, 2009, depending on the stock price on the conversion date, up to maximum of 5,947,652,778 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes and 10% related party debt. For additional information, see “Note5 – Convertible Notes Payable and Derivative Liabilities” and “Note 11-Related Party Transactions.”

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

NOTE 8 – DISCONTINUED OPERATIONS

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DISCONTINUED OPERATIONS (CONTINUED)

Following is summarized financial information for the discontinued operations:

	For three months ended June 30,			For Six Months ended June 30,
	2009	2008		2009	2008
Revenues:
Customized Automobile	$ -	$ 670,200		$ -	$ 1,278,470
Customized Motorcycle	$ -	$ -		$ -	$ -
Total Revenues:	$ -	$ 670,200		$ -	$ 1,278,470

Net operating income(loss) from discontinued operations:
Customized Automobile	$ (45)	$ 34,759		$ (99)	$ (9,122)
Customized Motorcycle	$ (1,339)	$ (3,750)		$ (2,444)	$ (7,500)
Net operating income (loss) from discontinued operations	$ (1,384)	$ 31,009		$ (2,543)	$ (16,622)

Net Income (Loss) from Discontinued Operations	$ (1,384)	$ 31,009	#	$ (2,543)	$ (16,622)
(Net of tax of $0 for 2009 and 2008)

Summarized cash flow information for the discontinued operations is as follows:

	June 30, 2009	December 31, 2008
NET LIABILITIES OF DISCONTINUED OPERATIONS:
Current Assets
Cash	$ (24)	$ (24)
Inventory	25,422	25,422
Net other assets	1,650	1,650
Current liabilities
Accounts payable	(22,055)	(22,055)
Accrued liabilities	(58,691)	(56,247)
Other liabilities	(980)	(980)
Net assets (liabilities) of discontinued operations	$ (54,678)	$ (52,234)

	June 30, 2009	December 31, 2008
NET ASSETS (LIABILITIES) IN LIQUIDATION:
Current Assets
Cash in Trustee	$ 70,457	$ 70,457
Net other assets	39	39
Current liabilities
Accounts payable	(134,218)	(134,869)
Accrued liabilities	(264,670)	(264,670)
Debt (a)	(94,695)	(94,695)
Net assets (liabilities) in liquidation	$ (423,087)	$ (423,738)

(a) Net of intercompany payable to parent of $1,424,957 and $1,424,207 as of June 30, 2009 and
December 31, 2008, respectively.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DISCONTINUED OPERATIONS (CONTINUED)

	For six months ended June 30,
	2009	2008
Net cash used in operating activities of discontinued operations	$ (750)	$ (26,441)
Net cash used by investing activities of discontinued operations	-	-
Net cash used by financing activities of discontinued operations	-	(22,280)

NET CASH USED IN DISCONTINUED OPERATIONS	$ (750)	$ (48,721)

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2009.

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

MOTIVNATION, INC.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has short-term notes payable to an officer and a related party, aggregate of $195,233 plus related accrued interest of $67,811 as of June 30, 2009. The notes carry interest at range of 8% to 10% per annum and are unsecured. On July 2, 2008, the Company, the officer and the related party agreed to extend the note to December 31, 2008 and to increase the principal by $20,000 as a cost of extension.  A 10% penalty will be added annually until the note is paid in full. In addition, the Company granted a conversion right to the officer allowing him to convert all or any outstanding balance into the Company’s common stocks at 75% of the average of the lowest three closing prices during the ten days prior to the date the conversion notice. As a result, the Company recorded a conversion expense of $115,399 using the Black-Scholes valuation model:

Approximate risk free rate	1.88%
Average expected life	5 months
Dividend yield	0%
Volatility	249.98%
Estimated fair value of conversion feature	$115,399

.NOTE 12 – SEGMENT INFORMATION

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

Results of Operations

Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

Revenues and Loss from Continuing and Discontinued Operations

Our operating expenses, other expenses, and net loss for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008 are as follows:

	3 Months Ended June 30, 2009	3 Months Ended June 30, 2008
Operating Expenses:
Selling, General and Administrative Expenses	$ 45,969	$ 74,156

Total Operating Expenses	45,969	74,156

Total Other Expenses	683,899	819,623

Provision for income taxes	-	-

Net Income or (Loss) from Discontinued Operations	(1,384)	31,009

Net Loss	731,252	862,770

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Operating expenses

Our selling, general and administrative expense consists primarily of corporate expenditures related to maintaining a public company, and any related spending and costs. Major expenses decreased by 40.1% for the same period in 2009 versus 2008, primarily as a result of decreases in accounting and legal expense of 81.3% and 100%, respectively. Also attributing largely to the decrease was a decrease in stock related expense of $1,383, or 63.6% during the three months ending June 30, 2009 compared to same prior period. Additional decreases were in insurance, shipping/delivery, and utilities fees of 100%, 80.1% and 2.6%, respectively for the same time period. Also contributing was a decrease in consulting expense of 100% for the same period in 2009 versus 2008. An offset was an increase in rent of $409 or 31.5%. There was no change in salary & wages of $37,500 for the same period in 2009 compared to the same prior period. Total Operating expenses were $46,602 and $59,067, respectively, for the three months ended June 30, 2009 and 2008.

The Major expenses incurred during the three months ended June 30, 2009 and 2008 were:

	3 Months Ended June 30, 2009	3 Months Ended June 30, 2008	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$1,705	$1,296	31.5%
Salary & Wages	37,500	37,500	0.0%
Insurance	0	848	(100.0)%
Consulting	0	4,000	(100.0)%
Accounting Fees	3,000	16,000	(81.3)%
Shipping and Delivery	99	499	(80.1)%
Utilities	370	380	(2.6)%
Legal	0	9,852	(100.0)%
Stock Related	790	2,173	(63.6)%

Total Major Expenses	43,465	72,549	(40.1)%

Total Operating Expenses	45,969	74,156	(38.0)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended June 30, 2009 and 2008 are as follows:

	3 Months Ended June 30, 2009	3 Months Ended June 30, 2008	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	0	1	(100.0)%
Change in derivative liabilities	4,891	(61,106)	(108.0)%
Interest and other expenses	(104,838)	(46,537)	125.3%
Financing costs	(583,952)	(711,981)	(18.0)%
Total other income (expenses)	(683,899)	(819,623)	(16.6)%

Net Loss from Continuing Operations	$731,252	862,770	(15.2)%

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2009, our total other expenses decreased by 15.2% compared to the three months ended June 30, 2008. This was primarily due to decreases in financing costs of approximately 18.0%. This decrease was slightly offset by a decrease in change in derivative liabilities, and an increase in interest/other expenses of 108.0%, and 125.3%, respectively, for the 2nd quarter of 2009 compared to the same period in 2008.  Net loss decreased 15.2% primarily due to the 16.6% decrease in total other expenses.

Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008

Revenues and Loss from Continuing and Discontinued Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008 are as follows:

	6 Months Ended June 30, 2009	6 Months Ended June 30, 2008
Operating Expenses:
Selling, General and Administrative Expenses	$ 92,571	$ 133,223

Total Operating Expenses	92,571	133,223

Total Other Expenses	2,505,378	1,309,127

Provision for income taxes	2,400	2,400

Net Income or (Loss) from Discontinued Operations	(2,543)	(16,622)

Net Loss	2,602,892	1,461,372

Operating Expenses

Our selling, general and administrative expense consists primarily of corporate expenditures related to maintaining a public company, and any related spending and costs. The company’s major expenses decreased by 34.6% for the second quarter of 2009 versus 2008. This primarily occurred from the decrease in accounting expense of 81.3%. In addition decreases in salary & wages and legal expense of approximately 14.3%, and 99.4% respectively. Additional contributions to the decrease were in insurance, consulting, and rent expense of 100%, 100%, and 12.8% respectively. There were also decreases in stock related, shipping/delivery, and utilities expense of 35.2%, 81.6%, and 44.1% for the second quarter of 2009 compared to 2008.  Total expenses were $92,571 for the second quarter of 2009, a 30.5% decrease compared to the second quarter of 2008.  The major expenses incurred during the six months ended June 30, 2009 and 2008 were:

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	6 Months Ended June 30, 2009	6 Months Ended June 30, 2008	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$3,410	$3,913	(12.8)%
Salary & Wages	75,000	87,500	(14.3)%
Insurance	0	1,239	(100.0)%
Accounting Fees	3,000	16,000	(81.3)%
Consulting	0	4,000	(100.0)%
Shipping and Delivery	154	838	(81.6)%
Legal	65	11,238	(99.4)%
Stock Related	2,852	4,404	(35.2)%
Utilities	529	947	(44.1)%

Total Major Expenses	85,011	130,079	(34.6)%

Total Expenses	92,571	133,223	(30.5)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the six months ended June 30, 2009 and 2008 are as follows:

	6 Months Ended June 30, 2009	6 Months Ended June 30, 2008	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	1	109	(99.1)%
Change in derivative liabilities	(104,136)	(292,691)	(64.4)%
Interest and other expenses	(704,910)	(91,891)	667.1%
Financing costs	(1,696,333)	(924,654)	83.5%
Total other income (expenses)	(2,505,378)	(1,309,127)	91.4%

Net Loss from Continuing Operations	$2,600,349	1,444,750	80.0%

During the six months ended June 30, 2009, our total other expenses increased by 91.4% compared to the six months ended June 30, 2008. This was primarily due to increases in financing costs and interest/other expenses of approximately 83.5% and 667.1% respectively. In addition change in derivative liabilities changed by 685.1% for the second quarter of 2009 compared to the same period in 2008.  This was slightly offset by a decrease in change in derivative liabilities, and interest/other income of 64.4, and 99.1% for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Net loss increased 80.0% primarily due to the 91.4% increase in total other expenses.

Liquidity and Capital Resources

Our cash, accounts receivable, prepaid expenses, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2009, as compared to December 31, 2008 were as follows:

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2009	2008

Cash	$4,074	$15,155
Cash in Escrow	-	17,500
Net Assets of TrixMotive held for liquidation	70,496	70,496
Total current assets	74,570	103,151
Debt issuance cost, net	264	264
Total assets	74,834	103,415
Total current liabilities	4,031,488	3,398,542
Total liabilities	11,245,110	8,683,853

Cash Requirements

Our cash obligations are anticipated to increase substantially over the next 12 months.  The cash would be utilized for operational expenses and general working capital as a result of continued sales growth, continued legal and professional fees. Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable.  At June 30, 2009, we had a working deficit of $3,956,918.

Operating activities:

Net cash used in operating activities from continuing operations was $35,831 for the six months ended June 30, 2009. This resulted primarily from a net loss of $2,602,892. An offset to this was the addition of net loss from discontinued operations, net of tax of $2,543. In addition the increase in accounts payable and accrued liabilities of $255,884 contributed. An additional offset was an adjustment in non-cash interest expense and financing costs of $2,204,498 and a change in derivative liabilities of $104,136.

Investing activities:

Net cash used in investing activities from continuing operations was $17,500 for the six months ended June 30, 2009, and resulted primarily from a decrease in cash in escrow.

Financing activities:

Net cash provided by financing activities from continuing operations was $8,000 for the six months ended June 30, 2009, and resulted primarily from note payable proceeds.

            Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability.  Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity.  During the second quarter of 2009 the company was focused on finishing its prototype bike and seeking new business opportunities.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment annually, and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2009, the Company had $zero loss on disposal of assets for continued operation for the year to date. However the company’s wholly owned subsidiary TrixMotive, Inc. filed for bankruptcy in July of 2008.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer/ chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. The company has identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 1A.                      RISK FACTORS

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, there were no unregistered sales of equity securities by the Company during the six month period ended June 30, 2009.

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

For the second quarter of 2009, 3,775,680 shares of common stock were issued to AJW Offshore, LTD pursuant to Rule 144 for the conversion of $1,434.76 of convertible debt.

For the second quarter of 2009, 832,048 shares of common stock were issued to AJW Partners, LLC pursuant to Rule 144 for the conversion of $316.18 of convertible debt.

For the second quarter of 2009, 2,279,392 shares of common stock were issued to AJW Qualified Partners, LLC pursuant to Rule 144 for the conversion of $866.17 of convertible debt.

For the second quarter of 2009, 104,880 shares of common stock were issued to New Millennium Capital Partners II, LLC pursuant to Rule 144 for the conversion of $39.85 of convertible debt.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On March 11, 2009, MotivNation, Inc. reallocated $39,833.84 in interest to a callable secured convertible note to AJW Master Fund, Ltd. The maturity date of the note is March 11, 2012, and is to pay interest at a rate of 2% per annum. The convertible notes mature in three years, at a 2% per annum interest rate and call for quarterly interest payments with the principal due on maturity.  If MotivNation defaults on the interest payments, the investors will have the right to convert the notes into fully paid and non-assessable shares of common stock. Conversion price is a forty percent discount at which the market price will be the average of the three lowest trading days within a twenty day trading period prior to the date the Conversion Notice is sent to the Borrower.

On March 11, 2009, MotivNation, Inc. reallocated $880.49 in interest to a callable secured convertible note to AJW Partners, LLC. The maturity date of the note is March 11, 2012, and is to pay interest at a rate of 2% per annum. The convertible notes mature in three years, at a 2% per annum interest rate and call for quarterly interest payments with the principal due on maturity.  If MotivNation defaults on the interest payments, the investors will have the right to convert the notes into fully paid and non-assessable shares of common stock. Conversion price is a forty percent discount at which the market price will be the average of the three lowest trading days within a twenty day trading period prior to the date the Conversion Notice is sent to the Borrower.

On March 11, 2009, MotivNation, Inc. reallocated $149,942.32 in interest to a callable secured convertible note to AJW Master Fund II, Ltd. The maturity date of the note is March 11, 2012, and is to pay interest at a rate of 2% per annum. The convertible notes mature in three years, at a 2% per annum interest rate and call for quarterly interest payments with the principal due on maturity.  If MotivNation defaults on the interest payments, the investors will have the right to convert the notes into fully paid and non-assessable shares of common stock. Conversion price is a forty percent discount at which the market price will be the average of the three lowest trading days within a twenty day trading period prior to the date the Conversion Notice is sent to the Borrower.

On March 11, 2009, MotivNation, Inc. reallocated $9,730.79 in interest to a callable secured convertible note to New Millennium Capital Partners III, LLC. The maturity date of the note is March 11, 2012, and is to pay interest at a rate of 2% per annum. The convertible notes mature in three years, at a 2% per annum interest rate and call for quarterly interest payments with the principal due on maturity.  If MotivNation defaults on the interest payments, the investors will have the right to convert the notes into fully paid and non-assessable shares of common stock. Conversion price is a forty percent discount at which the market price will be the average of the three lowest trading days within a twenty day trading period prior to the date the Conversion Notice is sent to the Borrower.

On March 11, 2009, MotivNation, Inc. reallocated $23,375.47 in interest to a callable secured convertible note to AJW Partners II, LLC. The maturity date of the note is March 11, 2012, and is to pay interest at a rate of 2% per annum. The convertible notes mature in three years, at a 2% per annum interest rate and call for quarterly interest payments with the principal due on maturity.  If MotivNation defaults on the interest payments, the investors will have the right to convert the notes into fully paid and non-assessable shares of common stock. Conversion price is a forty percent discount at which the market price will be the average of the three lowest trading days within a twenty day trading period prior to the date the Conversion Notice is sent to the Borrower.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

None in 2nd Quarter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2009                                                                                                MotivNation, Inc.

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