Form 10-Q
period 2009-09-30
MotivNation, Inc.
filed 2009-11-23
CIK 1853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 20, 2009.

Common Stock, Par Value $0.001	188,342,858
[Missing Graphic Reference]	[Missing Graphic Reference]
Title of Class	Number of Shares Outstanding as of November 20, 2009

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	16
Quantitative and Qualitative Disclosures About Market Risk	22
Controls and Procedures	22
Part II	23
Legal Proceedings	23
Risk Factors	24
Unregistered Sales of Equity Securities and Use of Proceeds	24
Defaults Upon Securities	25
Submission to a Vote	25
Other Information	25
Exhibits and Reports	27
Signatures	28

Exhibits

Index to Exhibits	29
Exhibits	30

Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 5,427	$ 15,155
Cash in Escrow	-	17,500
Net assets of TrixMotive held for liquidation	70,496	70,496
Total Current Assets	75,923	103,151

Debt issuance cost, net	264	264

TOTAL ASSETS	$ 76,187	$ 103,415
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 16,104	$ 30,039
Accrued liabilities	930,021	750,662
Net liabilities of discontinued operations	55,920	52,234
Net liabilities of TrixMotive in liquidation	493,477	494,234
Convertible notes payable, net, current portion	2,466,853	1,876,140
Short-term notes payable to related parties	190,569	195,233
Short-term notes payable, others	10,851	-
Total Current Liabilities	4,163,795	3,398,542
Long-Term Debt
Convertible notes payable, net of unamortized discount of $465,192 and	354,199	39,731
$627,809 for 2009 and 2008, respectively
Derivative liabilities	9,523,254	5,245,580
Total Long-Term Liabilities	9,877,453	5,285,311
Total Liabilities	14,041,248	8,683,853
Stockholders' Deficit
Common Stock, $0.001 par value; 300,000,000 shares authorized;
issued and outstanding 2009 171,408,366 shares; 2008 106,253,188 shares	171,408	106,431
Paid-in Capital	2,473,360	2,504,619
Accumulated deficit	(16,609,829)	(11,191,488)
Total Stockholders' Deficit	(13,965,061)	(8,580,438)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 76,187	$ 103,415

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For three months ended		For Nine Months ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating Expenses:
Selling, general and administrative Expenses	$ 61,180	$ 84,590	$ 153,751	$ 217,813
Total Operating Expenses	61,180	84,590	153,751	217,813

Operating loss	(61,180)	(84,590)	(153,751)	(217,813)

Other income(expenses)
Interest and other income	-	2	1	111
Change in derivative liabilities	(2,573,048)	15,028	(2,677,184)	(277,663)
Interest expense	(104,471)	(74,061)	(809,381)	(165,952)
Financing costs	(75,464)	(469,650)	(1,771,797)	(1,394,304)
Total other income(expenses)	(2,752,983)	(528,681)	(5,258,361)	(1,837,808)

Net loss before state franchise tax	(2,814,163)	(613,271)	(5,412,112)	(2,055,621)

State franchise tax	-	-	2,400	2,400

Net loss from continuing operations	(2,814,163)	(613,271)	(5,414,512)	(2,058,021)

Discontinued Operations
Net income (loss) from discontinued operations
(net of applicable taxes of $0 for 2009 and 2008)	(1,286)	(232,362)	(3,829)	(248,984)

Net loss	$ (2,815,449)	$ (845,633)	$ (5,418,341)	$ (2,307,005)

Net loss from continuing operations per share-Basic and Diluted	$ (0.02)	$ (0.01)	$ (0.04)	$ (0.07)
Net loss	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.08)
Weighted Average Number of Shares	149,732,214	47,738,158	139,589,115	30,736,780

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the nine months ended September 30,	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss	$ (5,418,341)	$(2,307,005)
Add: Net loss from discontinued operations, net of tax	3,829	248,984
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash interest expense and financing costs	2,279,962	1,414,304
Change in derivative liabilities	2,677,184	277,663
Issuance stocks for services	16,000	1,250
(Increase) Decrease in:
Prepaid and other assets	-	10,927
Increase (Decrease) in:
Accounts payable and accrued liabilities	389,187	248,919
Net cash flows used in operating activities from continuing operations	(52,179)	(104,958)
CASH FLOW FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
(Increase) Decrease in cash in escrow	17,500	(17,500)
Net cash flows provided by (used in) investing activities from continuing operations	17,500	(17,500)
CASH FLOW FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from notes payable, others	10,851	-
Proceeds from convertible debt	15,000	117,500
Net cash flows provided by financing activities from continuing operations	25,851	117,500
NET CASH USED IN CONTINUING OPERATIONS	(8,828)	(4,958)
NET CASH USED IN DISCONTINUED OPERATIONS	(900)	(51,720)
NET DECREASE IN CASH	(9,728)	(56,678)
CASH AT BEGINNING OF PERIOD	15,155	90,672
CASH AT END OF PERIOD	$ 5,427	$ 33,994
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Taxes Paid	$ -	$ 2,400
Interest Paid	$ -	$ -
Noncash Investing and Financing Activities:
Conversion of notes payable	$ 9,028	$ 14,298
Transfer unamortized discount to paid in capital due to debt conversion	$ -	$ 5,180
Transfer derivative liabilities to paid in capital due to debt conversion	$ 8,690	$ 27,425
Conversion of accrued interest into convertible debt	$ 223,763	$ 288,174
Issuance of warrants in lieu of convertible debt	$ -	$ 15,000
Recorded a beneficial conversion feature	$ 1,609,180	$ 979,981

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at June 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three and nine months ended September 30, 2009 may not be indicative of results for the year ending December 31, 2009 or any future periods.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of MotivNation, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions.  As the Company ceased the customizing motorcycles business in fourth quarter of 2007 and its wholly-owned subsidiary, TirxMotive, ceased operations effective as of the bankruptcy filing date, the accompanying financial statements have been retroactively adjusted to reflect the impact of the discontinuation of both businesses. The results of the customizing automobiles and motorcycles segments have been classified as discontinued operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008.

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

New Accounting Pronouncements: In April 2009, the FASB issued FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, Interim Financial Reporting. FSP SFAS No. 107-1 will require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The effective date for this FSP is interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new standard is effective for fiscal years or interim periods after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” The statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This new standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In June 2009, the FASB issued SFAS No .167, “Amendments to FASB Interpretation No. 46(R).”  The statement changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statements No. 162”. The statement establishes the Accounting Standards Codification TM (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Under the Codification, all of its content will carry the same level of authority. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred losses from continuing operations totaling $5,414,512 for nine months ended September 30, 2009 and has an accumulated deficit of $16,609,829 and a working capital deficit of $4,087,872 as of that date.

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

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	September 30,	December 31,
	2009	2008
Accrued Liabilities
Accrued payroll and related taxes	$ 597,028	$ 484,528
Accrued interest	317,048	239,788
Others	15,945	26,346
Total accrued liabilities	$ 930,021	$ 750,662

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

Sale of $15,000 Convertible Debentures

On August 26, 2009, the Company sold in a private transaction an aggregate of $15,000 of convertible debentures (the “2009 First Debentures”). The principal amount of the 2009 First Debentures outstanding accrues interest at the rate of 12% per annum payable quarterly. The 2009 Second Debentures are convertible into shares of the Company’s common stock at 35% of the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date. The 2009 First Debentures are repayable, principal and accrued interest, on August 26, 2012. The 2009 First Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of the Company’s outstanding common stock at the time of such conversion.

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

The Company shall file a Registration Statement covering the resale of the common shares underlying the notes and warrants within 30 days of the closing date of the above said debentures. The Company shall respond to all SEC comments within 10 calendar days of receipt of said comments and will use its best efforts to cause the Registration Statement to become effective within 120 days of the closing date. As of report date, the Company did not file the Registration Statement with the SEC.

Sale of $2,000,000 Convertible Debentures

On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes (the “2005 Debentures”) due in 2009, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock (the “2005 Debenture Warrants”).  Proceeds from the notes amounted to $1,903,500 after issuance costs, of which the first traunch of $300,000 (less issuance costs of $55,000 and $20,000 for prepaid officers’ life insurance) was received on November 30, 2005, the second traunch of $500,000 (less issuance costs of $6,000) was received on January 5, 2006, and the third and final traunch of $1,200,000 (less issuance costs of $15,500) was received on January 30, 2006. During the first nine months of 2009, the Company has converted $4,364 principal amount into 41,131,200 shares of the Company’s common stock at the request of the note holders. During the first nine months of 2008, the Company has converted $14,253 principal amount into 39,988,000 shares of the Company’s common stock.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

During the nine months ended September 30, 2009 and 2008, accrued interest of $223,763 and $288,174, respectively, was converted into principal. The converted principal carries interest at 2% per annum and matures on March 11, 2012 and January 31, 2011, respectively.

The Company was currently in default of the $2,000,000 debentures; accordingly, the Company added penalties of $570,491 to the principal. Interest is being accrued at the default rate of 15% per annum.

On August 26, 2009, the outstanding notes were amended to carry interest at 12% per annum and to be convertible into the Company stocks at 35% of the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date.

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

The following tables describe the valuation of the conversion feature of each traunch of the convertible debenture, using the Black Scholes pricing model:

	11/30/05 Traunch	1/4/06 Traunch	1/30/06 Traunch	11/16/07 Traunch	1/31/08 Interest	4/22/08 Traunch
Approximate risk free rate	4.41%	4.28%	4.47%	3.30%	2.27%	2.43%
Average expected life	3 years	3 years	3 years	3 years	3 years	3 years
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	356.33%	348.92%	342.77%	286.90%	289.55%	325.91%
Estimated fair value of conversion feature	$599,200	$998,346	$2,395,289	$346,997	$571,604	$249,283
Charged to debt discount	$300,000	$500,000	$1,200,000	$175,000	$288,174	$100,000
Charged to expenses	$299,200	$498,346	$1,195,289	$171,997	$283,434	$149,283

	9/26/08 Traunch	12/1/08 Default Penalty	1/5/09 Default Penalty	1/31/09 Default Penalty	3/11/09 Interest	8/26/09 Traunch
Approximate risk free rate	2.38%	0..81%	0.4%	0.51%	1.16%	1.57%
Average expected life	3 years	1 year	1 year	1 year	3 years	3 years
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	355.73%	411.17%	439.15%	490.22%	520.73%	397.13%
Estimated fair value of conversion feature	$43,695	$121,197	$294,106	$712,826	$559,405	$42,843
Charged to debt discount	$17,500	$0	$0	$0	$0	$0
Charged to expenses	$26,195	$121,197	$294,106	$712,826	$559,405	$42,843

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

The Company recorded the fair value of the conversion feature as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with any excess charged to expense. Amortization expense related to the conversion feature discount for the three and nine months ended September 30, 2009 was $32,621 and $162,617, respectively. Amortization expense related to the conversion feature discount for the three and nine months ended September 30, 2008 was $321,681 and $785,872, respectively. Remaining unamortized discount as of September 30, 2009 was $465,192.

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

In accordance with the EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of September 30, 2009 and December 31, 2008, the fair values of the conversion feature and the stock warrants aggregated to $9,496,075 and $5,245,580, respectively.  The Company recorded a loss of $2,677,184 and $277,663 for the nine months ended September 30, 2009 and 2008, respectively. This amount is recorded as “Change in Derivative Liabilities” a component of other expense in the accompanying consolidated statement of operations.  If the debt is converted prior to maturity, the carrying value will be transferred to equity.

NOTE 6 – NOTE PAYABLE TO OTHERS

As of September 30, 2009, the Company has a note payable of $10,851 to a non-related party. There are no repayment terms or interest provisions on this loan.

NOTE 7 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	For Three Months ended		For Nine Months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net loss from continuing operations	$ (2,814,163)	$ (613,271)	$ (5,414,512)	$(2,058,021)
Net loss from discontinued operations	$ (1,286)	$ (232,362)	$ (3,829)	$ (248,984)
Net loss	$ (2,815,449)	$ (845,633)	$ (5,418,341)	$(2,307,005)
Denominator:
Weighted average number of shares outstanding	149,732,214	47,738,158	139,589,115	30,736,780
Net loss per share from continuing operations	$ (0.02)	$ (0.01)	$ (0.04)	$ (0.07)
- basic and diluted
Net loss per share from discontinued operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
- basic and diluted
Net loss per share-basic and diluted	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.08)

As of September 30, 2009, the Company has 27.5 million out-of money stock warrants excluded from diluted net loss per share computations as their exercise prices are greater than the average quarterly market price. In accordance with SFAS No. 128, “Earnings Per Share”, the Company has excluded from the calculation of diluted net loss per share approximately 5,729 and 5,911 shares for the three and nine months ended September 30, 2009, respectively, relating to its 10% related party convertible debt that are anti-dilutive.  As of September 30, 2009, depending on the stock price on the conversion date, up to maximum of 11,045,496,953 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes and 10% related party debt. For additional information, see “Note5 – Convertible Notes Payable and Derivative Liabilities” and “Note 11-Related Party Transactions.”

As of September 30, 2008, the Company has 27.5 million out-of money stock warrants excluded from diluted net loss per share computations as their exercise prices are greater than the average quarterly market price. In accordance with SFAS No. 128, “Earnings Per Share”, the Company has excluded from the calculation of diluted net loss per share approximately 5,336 and 4,608 shares for the three and nine months ended September 30, 2008, respectively, relating to its 10% related party convertible debt that are anti-dilutive.  As of September 30, 2008, depending on the stock price on the conversion date, up to maximum of 11,009,578,667 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note5 – Convertible Notes Payable and Derivative Liabilities” and “Note 11 – Related Party Transactions.”

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

NOTE 8 – DISCONTINUED OPERATIONS (CONTINUED)

Following is summarized financial information for the discontinued operations:

	For Three Months ended			For Nine Months ended
	September 30,			September 30,
	2009	2008		2009	2008
Revenues:
Customized Automobile	$ -	$ 51,920		$ -	$ 1,330,390
Customized Motorcycle	$ -	$ -		$ -	$ -
Total Revenues:	$ -	$ 51,920		$ -	$ 1,330,390

Net operating loss from discontinued operations:
Customized Automobile	$ (44)	$ (184,687)		$ (143)	$ (193,809)
Customized Motorcycle	$ (1,242)	$ (1,129)		$ (3,686)	$ (8,629)
Net operating loss from discontinued operations	$ (1,286)	$ (185,816)		$ (3,829)	$ (202,438)

Loss on disposal of assets:
Customized Automobile	$ -	$ (40,158)		$ -	$ (40,158)
Customized Motorcycle	$ -	$ (6,388)		$ -	$ (6,388)
Total loss on disposal of assets	$ -	$ (46,546)		$ -	$ (46,546)

Net Loss from Discontinued Operations	$ (1,286)	$ (232,362)	#	$ (3,829)	$ (248,984)
(Net of tax of $0 for 2009 and 2008)

Summarized cash flow information for the discontinued operations is as follows:

	September 30, 2009	December 31, 2008
NET LIABILITIES OF DISCONTINUED OPERATIONS:
Current Assets
Cash	$ (24)	$ (24)
Inventory	25,422	25,422
Net other assets	1,650	1,650
Current liabilities
Accounts payable	(22,055)	(22,055)
Accrued liabilities	(59,933)	(56,247)
Other liabilities	(980)	(980)
Net assets (liabilities) of discontinued operations	$ (55,920)	$ (52,234)

NOTE 8 – DISCONTINUED OPERATIONS (CONTINUED)

	September 30, 2009	December 31, 2008
NET ASSETS (LIABILITIES) IN LIQUIDATION:
Current Assets
Cash in Trustee	$ 70,457	$ 70,457
Net other assets	39	39
Current liabilities
Accounts payable	(134,112)	(134,869)
Accrued liabilities	(264,670)	(264,670)
Debt (a)	(94,695)	(94,695)
Net assets (liabilities) in liquidation	$ (422,981)	$ (423,738)

(a) Net of intercompany payable to parent of $1,425,107 and $1,424,207 as of September 30, 2009 and December 31, 2008, respectively.

	For nine months ended September 30,
	2009	2008
Net cash used in operating activities of discontinued operations	$ (900)	$ (29,441)
Net cash used by investing activities of discontinued operations	-	-
Net cash used by financing activities of discontinued operations	-	(22,279)

NET CASH USED IN DISCONTINUED OPERATIONS	$ (900)	$ (51,720)

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2009.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has short-term notes payable to an officer and a related party, aggregate of $190,569 plus related accrued interest of $72,587 as of September 30, 2009. The notes carry interest at range of 8% to 10% per annum and are unsecured. On August 26, 2009, the Company had converted $4,664 principal into 8,000,000 shares of the Company’s common stock.  On July 2, 2008, the Company, the officer and the related party agreed to extend the note to December 31, 2008 and to increase the principal by $20,000 as a cost of extension.  A 10% penalty will be added annually until the note is paid in full. In addition, the Company granted a conversion right to the officer allowing him to convert all or any outstanding balance into the Company’s common stocks at 75% of the average of the lowest three closing prices during the ten days prior to the date the conversion notice. As a result, the Company recorded a conversion expense of $115,399 using the Black-Scholes valuation model:

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

NOTE 13 – DESIGNATION OF PREFERRED SHARES

On September 30, 2008, the Company filed a Certificate of Designation that pursuant to the authority granted to and vested in the Board in accordance with the provisions of the Certificate of Incorporation, as amended and restated, created a Series A Preferred Stock, $0.001 par value, which series shall have certain designations and number thereof, powers, preferences, rights, qualifications, limitations and restrictions, in particular, it shall have the following voting rights:

Each share of Series A Preferred Stock shall entitle the holder to equal to the greater of (i) One Thousand (1,000) votes for each share of Series A Preferred Stock or (ii) the number of votes equal to the number of all outstanding shares of Common Stock, plus one additional vote such that the holders of Series A Preferred Stock shall always constitute a majority of the voting rights of the Corporation.  In any vote or action of the holders of the Series A Preferred Stock voting together as a separate class required by law, each share of issued and outstanding Series A Preferred Stock shall entitle the holder thereof to one vote per share. The holders of Series A Preferred Stock shall vote together with the shares of Common Stock as one class.

NOTE 14 – SUBSEQUENT EVENTS

On October 5, 2009, the Board of Directors of the Registrant ratified and approved pursuant to a share for debt agreement the issuance of 120,500 unregistered shares of the Registrant's Series A Preferred Stock, par value $0.001 to George Lefevre, the CEO/Chairman of the Company.  These shares are to be issued to Mr. Lefevre, in exchange for $120,500 in debt, or $0.001 per share.

The Board of Directors has also approved the issuance of 8,000,000 unregistered shares of the Registrant’s common stock, par value $.001 per share to David Paschie a director of the Company for services provided in 2009.

On October 19, 2009, with the approval of majority stockholders, the Board of Directors are authorized to amend the Company’s Article of Incorporation to increase the authorized common stock of the Company from 300 million(300,000,000) shares to 5 billion(5,000,000,000) shares.

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

Results of Operations

Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

Revenues and Loss from Continuing and Discontinued Operations

Our operating expenses, other expenses, and net loss for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008 are as follows:

	3 Months Ended September 30, 2009	3 Months Ended September 30, 2008
			Operating Expenses:
Selling, General and Administrative Expenses	$ 61,180	$ 84,590

Total Operating Expenses	61,180	84,590

Total Other Expenses	2,752,983	528,681

Provision for income taxes	-	-

Net Income or (Loss) from Discontinued Operations	(1,286)	(232,362)

Net Loss	2,815,449	845,633

Operating expenses

Our selling, general and administrative expense consists primarily of corporate expenditures related to maintaining a public company, and any related spending and costs. Major expenses increased by 2.9% for the same period in 2009 versus 2008, primarily as a result of increases in consulting and legal expense of 120.7% and 55.3%, respectively. There were offsets to the increase such as the decrease in stock related expense of $2,942, or 80.2% during the three months ending September 30, 2009 compared to same prior period. Additional decreases were in insurance, shipping/delivery, and utilities fees of 100%, 100.0% and 35.8%, respectively for the same time period. Also contributing was a decrease in rent and accounting expense of 32.4%, and 15.0%, respectively for the same period in 2009 versus 2008. There was no change in salary & wages of $37,500 for the same period in 2009 compared to the same prior period. Total Operating expenses were $61,180 and $84,590, respectively, for the three months ended September 30, 2009 and 2008.

The Major expenses incurred during the three months ended September 30, 2009 and 2008 were:

	3 Months Ended September 30, 2009	3 Months Ended September 30, 2008	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$1,153	$1,705	(32.4)%
Salary & Wages	37,500	37,500	0.0%
Insurance	0	848	(100.0)%
Consulting	8,000	3,625	120.7%
Accounting Fees	4,250	5,000	(15.0)%
Shipping and Delivery	0	403	(100.0)%
Utilities	101	157	(35.8)%
Legal	8,000	5,150	55.3%
Stock Related	726	3,668	(80.2)%

Total Major Expenses	59,730	58,056	2.9%

Total Operating Expenses	61,180	84,590	(27.7)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended September 30, 2009 and 2008 are as follows:

	3 Months Ended September 30, 2009	3 Months Ended September 30, 2008	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	0	2	(100.0)%
Change in derivative liabilities	(2,573,048)	(15,028)	17,021.7%
Interest and other expenses	(104,471)	(74,061)	41.1%
Financing costs	(75,464)	(469,650)	(83.9)%
Total other income (expenses)	(2,752,983)	(558,737)	392.7%

Net Loss from Continuing Operations	$2,815,449	845,633	232.9%

During the three months ended September 30, 2009, our total other expenses increased by 392.7% compared to the three months ended September 30, 2008. This was primarily due to increases in interest/other expenses, and change in derivative liabilities of approximately 17,021.7%, and 41.1%, respectively. This increase was slightly offset by a decrease in interest/other income, and a decrease in financing costs of 100.0%, and 83.9%, respectively, for the 3rd quarter of 2009 compared to the same period in 2008.  Net loss increased 232.9% primarily due to the 392.7% increase in total other expenses.

Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008

Revenues and Loss from Continuing and Discontinued Operations

Our operating expenses, other expenses, and net loss for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008 are as follows:

	9 Months Ended September 30, 2009	9 Months Ended September 30, 2008
			Operating Expenses:
Selling, General and Administrative Expenses	$ 153,751	$ 217,813

Total Operating Expenses	153,751	217,813

Total Other Expenses	5,258,361	1,837,808

Provision for income taxes	2,400	2,400

Net Income or (Loss) from Discontinued Operations	(3,829)	(248,984)

Net Loss	5,418,341	2,307,005

Operating Expenses

Our selling, general and administrative expense consists primarily of corporate expenditures related to maintaining a public company, and any related spending and costs. The company’s major expenses decreased by 21.5% for the third quarter of 2009 versus 2008. This primarily occurred from the decrease in accounting expense of 51.2%. In addition decreases in salary & wages and legal expense of approximately 10.0%, and 50.8% respectively. Additional contributions to the decrease were in insurance, stock related, and rent expense of 100%, 55.7%, and 25.9% respectively. There were also decreases in shipping/delivery and utilities expense of 87.6%, and 42.9% for the third quarter of 2009 compared to 2008. There was a slight offset to the decrease with an increase in consulting expense of 4.9%, for the same period in 2009 versus 2008 Total expenses were $153,751 for the third quarter of 2009, a 29.4% decrease compared to the third quarter of 2008. The major expenses incurred during the nine months ended September 30, 2009 and 2008 were:

	9 Months Ended September 30, 2009	9 Months Ended September 30, 2008	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$4,563	$6,158	(25.9)%
Salary & Wages	112,500	125,000	(10.0)%
Insurance	0	1,695	(100.0)%
Accounting Fees	10,250	21,000	(51.2)%
Consulting	8,000	7,625	4.9%
Shipping and Delivery	154	1,241	(87.6)%
Legal	8,065	16,389	(50.8)%
Stock Related	3,578	8,072	(55.7)%
Utilities	630	1,104	(42.9)%

Total Major Expenses	147,741	188,283	(21.5)%

Total Expenses	153,751	217,813	(29.4)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the nine months ended September 30, 2009 and 2008 are as follows:

	9 Months Ended September 30, 2009	9 Months Ended September 30, 2008	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	1	111	(99.1)%
Change in derivative liabilities	(2,677,184)	(277,663)	864.2%
Interest and other expenses	(809,381)	(165,952)	387.7%
Financing costs	(1,771,797)	(1,394,304)	27.1%
Total other income (expenses)	(5,258,361)	(1,837,808)	186.1%

Net Loss from Continuing Operations	$5,418,341	2,307,005	134.9%

During the nine months ended September 30, 2009, our total other expenses increased by 186.1% compared to the nine months ended September 30, 2008. This was primarily due to increases in financing costs and interest/other expenses of approximately 27.1% and 387.7% respectively. In addition an increase in change in derivative liabilities changed by 864.2% for the third quarter of 2009 compared to the same period in 2008.  This was slightly offset by a decrease in interest/other income of 99.1% for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Net loss increased 134.9% primarily due to the 186.1% increase in total other expenses.

Liquidity and Capital Resources

Our cash, accounts receivable, prepaid expenses, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2009, as compared to December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008

Cash	$5,427	$15,155
Cash in Escrow	0	17,500
Net Assets of TrixMotive held for liquidation	70,496	70,496
Total current assets	75,923	103,151
Debt issuance cost, net	264	264
Total assets	76,187	103,415
Total current liabilities	4,163,795	3,398,542
Total liabilities	14,041,248	8,683,853

Cash Requirements

Our cash obligations are anticipated to increase substantially over the next 12 months.  The cash would be utilized for operational expenses and general working capital as a result of continued sales growth, continued legal and professional fees. Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable.  At September 30, 2009, we had a working deficit of $4,087,872.

Operating activities:

Net cash used in operating activities from continuing operations was $52,179 for the nine months ended September 30, 2009. This resulted primarily from a net loss of $5,418,341. An offset to this was the addition of net loss from discontinued operations, net of tax of $3,829. In addition the increase in accounts payable and accrued liabilities of $389,187 contributed. An additional offset was an adjustment in non-cash interest expense and financing costs of $2,279,962 and a change in derivative liabilities of $2,677,184. Also contributing were the stock issuance for services of $16,000

Investing activities:

Net cash used in investing activities from continuing operations was $17,500 for the nine months ended September 30, 2009, and resulted primarily from a decrease in cash in escrow.

Financing activities:

Net cash provided by financing activities from continuing operations was $25,851 for the nine months ended September 30, 2009, and resulted primarily from note payable and convertible note proceeds of $10,851, and $15,000, respectively.

            Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability.  Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity.  During the third quarter of 2009 the company was focused on finishing its prototype bike and seeking new business opportunities.

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

Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment annually, and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2009, the Company had $zero loss on disposal of assets for continued operation for the year to date. However the company’s wholly owned subsidiary TrixMotive, Inc. filed for bankruptcy in July of 2008.

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

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer/ chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. The company has identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

On October 5, 2009, the Board of Directors of the Registrant ratified and approved pursuant to a share for debt agreement the issuance of 120,500 unregistered shares of the Registrant's Series A Preferred Stock, par value $.001 to George Lefevre, the CEO/Chairman of the Company.  These shares are to be issued to Mr. Lefevre, in exchange for $120,500 in debt, or $.001 per share.  The current market price per share as of October 9, 2009 is $.001.

The Board of Directors has also approved the issuance of 8,000,000 unregistered shares of the Registrant’s common stock, par value $.001 per share to David Psachie a director of the Company for services provided in 2009.

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

On August 26, 2009, MotivNation, Inc. issued convertible notes for Gross proceeds of $15,000 to the following: New Millennium Capital Partners III, LLC, AJW Master Fund II Ltd., AJW Master Fund Ltd., AJW Partners II, LLC, AJW Partners, LLC.

The convertible notes mature in three years, at a 12% per annum interest rate and call for monthly interest payments with the principal due on maturity.  If MotivNation defaults on the interest payments, the investors will have the right to convert the notes into fully paid and non-assessable shares of common stock.  Conversion price is a thirty five percent discount at which the market price will be the average of the three lowest trading days within a twenty day trading period prior to the date the Conversion Notice is sent to the Borrower.

On August 26, 2009, MotivNation, Inc. amended the Applicable Percentage and Interest Rate (as defined in the Notes) of all Notes, which are convertible into shares of the Company’s common stock, par value $.001 per share (the “Common Stock”), ever issued by the Company to the following investors: New Millennium Capital Partners, LLC, New Millennium Capital Partners II, LLC, New Millennium Capital Partners III, LLC, AJW Master Fund II Ltd., AJW Master Fund Ltd., AJW Partners II, LLC, AJW Partners, LLC, AJW Qualified Partners, AJW Offshore. The Applicable Percentage (as defined in each of the Notes) for all notes shall be 35%.The Interest Rate (as defined in each of the Notes) shall be 12%..

On September 30, 2009, the Company filed a Certificate of Designation that pursuant to the authority granted to and vested in the Board in accordance with the provisions of the Certificate of Incorporation, as amended and restated, created a Series A Preferred Stock, $0.001 par value, which series shall have certain designations and number thereof, powers, preferences, rights, qualifications, limitations and restrictions, in particular, it shall have the following voting rights:

Each share of Series A Preferred Stock shall entitle the holder to equal to the greater of (i) One Thousand (1,000) votes for each share of Series A Preferred Stock or (ii) the number of votes equal to the number of all outstanding shares of Common Stock, plus one additional vote such that the holders of Series A Preferred Stock shall always constitute a majority of the voting rights of the Corporation.  In any vote or action of the holders of the Series A Preferred Stock voting together as a separate class required by law, each share of issued and outstanding Series A Preferred Stock shall entitle the holder thereof to one vote per share. The holders of Series A Preferred Stock shall vote together with the shares of Common Stock as one class. The complete Certificate of Designation is filed as Exhibit 4.1.

There were 120,500 shares of Series A Preferred Stock authorized.  These shares are to be issued to George Lefevre, the CEO/Chairman of the company in exchange for $120,500 in debt, or $.001 per share.

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

None in 3rd Quarter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 23, 2009                                                                                   MotivNation, Inc.

/s/ George Lefevre

By: _______________________
George R. Lefevre CEO