Form 10-K
period 2009-12-31
MotivNation, Inc.
filed 2010-05-14
CIK 1853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50048

MOTIVNATION, INC.
(Name of small business issuer in its charter)

Nevada	82-6008492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

318 N. Carson St. #208
Carson City, NV	89701
(Address of principal executive offices)	(zip code)

Issuer's telephone number including area code:  (775)-305-0105

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
Yes      No   X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of May 10, 2010 it was approximately $69,815 based on a share value of $0.0002.

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2009 was 243,729,466 shares. As of March 31, 2010, 328,737,666 shares of the issuer’s Common Stock were outstanding.

Documents Incorporated by Reference

The Company’s report on Form 8-K dated October, 13 2009: Item 3.02, Item 3.03, and Item 9.01

MOTIVNATION, INC.
FOR THE FISCAL YEAR ENDED
December 31, 2009

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

 (b) Business of Issuer

The Company provides a full-range of services that catered to the custom automotive enthusiast, including the sale, manufacture, converting, customization, armor protecting, and installation of custom auto parts and accessories, as well as restoration, repair, and servicing. The company is currently working on finishing its prototype bike and to establish business interest outside the automotive business sector. In addition the company is looking at licensing the use of Damon’s name.

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

Dependence on One or More Customers

Not applicable

Intellectual Property

Not Applicable

Government Regulations

Not Applicable

Personnel

As of March 31, 2010 we had 1 full-time employee, and from time to time hire consultants to provide necessary business services.

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

None

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 5, 2009 the company filed a definitive 14c proxy informing shareholders of Motivnation Inc. (the “Company”), in connection with our prior receipt of approval by written consent, in lieu of a special meeting, of the holders of a majority of our voting stock (consisting of our common stock and our Series A Preferred Stock voting together as a single class) authorizing an increase in the number of authorized shares of common stock, par value $0.001, from 300 million to 5 billion (the “Increase”). The Company’s Board of Directors approved the Increase on October 19, 2009 and on October 16, 2009, the Company had also obtained (by written consents) the approval of five shareholders that are the record owners of 35,805,000 shares of our common stock and 120,500 shares of our Series A Preferred Stock, which represent an aggregate of 120,500,000 votes or approximately 52.1% of the Company’s total voting power as of October 16, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information
We have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the NASDAQ Stock Market, and prices for our common stock were published on the OTC Bulletin under the trading symbol “MOVN” through October 25, 2005, subsequently on October 26, 2005, in conjunction with the a one for one-hundred reverse split., our OTC: BB trading symbol changed to “MOVT”. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.  The following table sets forth the quarterly high and low close prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2009*		2008*
	High	Low	High	Low
1st Quarter	$0.0024	$0.0001	$0.008	$0.0017
2nd Quarter	$0.0021	$0.0006	$0.0028	$0.001
3rd Quarter	$0.0013	$0.0007	$0.0019	$0.0003
4th Quarter	$0.0010	$0.0002	$0.0009	$0.0001

	2010*
	High	Low
1st Quarter	$0.0004	$0.0001

* Prices have been modified to reflect post split values

Holders of Common Stock

As of March 31, 2010, we had approximately 546 stockholders of record of the 328,737,666 shares outstanding

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

On August 26, 2009 MotivNation entered into a subscription agreement to issue $15,000 at a 12% annual interest rate. The convertible debentures can be converted into shares of common stock with the conversion price being 35% of the average of the lowest three closing bid prices of the common stock during the 20 trading day preceding the conversion date.

The above notes were issued to the following: AJW Partners, LLC for $42.61 secured convertible debenture, AJW Partners II, LLC for $1,211.96 secured convertible debenture, AJW Master Fund, Ltd. for $2,877.84 secured convertible debenture, AJW Master Fund II, Ltd. for $10,515.09 secured convertible debenture, New Millennium Capital Partners III, LLC for $352.50 secured convertible debenture.

The holders of the 12% convertible debentures may not convert its securities into shares of MotivNation’s common stock if after the conversion such holder would beneficially own over 4.99% of the outstanding shares of MotivNation’s common stock. Since the number of shares of MotivNation’s common stock issuable upon conversion of the debentures will change based upon fluctuations of the market price of MotivNation’s common stock prior to a conversion, the actual number of shares of MotivNation’s common stock that will be issued under the debentures owned by the holders is based on a reasonable good faith estimate of the maximum amount needed.

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

Fiscal Year 2009 Compared to Fiscal Year 2008

Results of Operations for the Years Ended December 31, 2009 and 2008 Compared.

	Year Ended December 31, 2009	Year Ended December 31, 2008

Operating Expenses:
Selling, General and Administrative Expenses	$ 209,540	$ 292,034

Total Operating Expenses	209,540	292,034

Total Other Expenses	5,406,652	2,446,931

Provision for income taxes	833	2,400

Discontinued Operations	10,041	280,653

Net Loss	5,627,066	3,022,018

Operating expenses

Our selling, general and administrative expense consists primarily of corporate expenditures related to maintaining a public company, and any related spending and costs.  Major expenses decreased by 21.8% for the same period in 2009 versus 2008, primarily as a result of decreases in legal and accounting expense of 52.6% and 72.7%, respectively. Also attributing was a decrease in salary and wages of $4,500, or 2.8% during the twelve months ending December 31, 2009 compared to same prior period in 2008 Additional decreases were in insurance, rent, and utilities fees of 100%, 13.3% and 44.0%, respectively for the same time period. Also contributing were decreases in shipping/delivery, consulting, and stock related expense of 83.5%, 28.9%, and 23.7% for the same period in 2009 versus 2008. Total Operating expenses were $209,540 and $292,034, respectively, for the twelve months ended December 31, 2009 and 2008.

The Major expenses incurred during the twelve months ended December 31, 2009 and 2008 were:

	12 Months Ended December 31, 2009	12 Months Ended December 31, 2008	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$6,821	$7,864	(13.3)%
Salary & Wages	158,000	162,500	(2.8)%
Insurance	0	2,087	(100)%
Accounting Fees	12,000	44,000	(72.7)%
Consulting	8,000	11,250	(28.9)%
Shipping and Delivery	260	1,574	(83.5)%
Utilities	830	1,483	(44.0)%
Legal	8,065	17,014	(52.6)%
Stock Related	7,813	10,237	(23.7)%

Total Major Expenses	201,789	258,008	(-21.8)%

Total Operating Expenses	209,540	292,034	(28.2)%

Other Income (Expenses) and Net Loss

Our other income and expenses and net loss for the twelve months ended December 31, 2009 and 2008 are as follows:
	12 Months Ended December 31, 2009	12 Months Ended December 31, 2008	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	1	113	(99.1)%
Change in derivative liabilities	(2,662,520)	(253,893)	948.7%
Interest expenses	(928,860)	(292,349)	217.7%
Financing costs	(1,815,273)	(1,900,802)	(4.5)%
Total other income (expenses)	(5,406,652)	(2,446,931)	121.0%

Net (loss)	$(5,627,066)	(3,022,018)	86.2%

Other expenses increased approximately $2,959,721 from the year ending December 31, 2009 compared to the same period in 2008. This was primarily due to increases in change in derivative liabilities, and interest expense of $2,408,627 and $636,511 respectively. This increase was offset by a decrease in financing costs and interest and other income of 85,529, and $2,898 respectively. The net loss for the year ended December 31, 2009 was $5,627,025 versus a net loss of $3,022,018 for the year ended December 31, 2008, an increase in net loss of $2,605,007, or 86.2%. The increase in net loss was primarily due to the capital raised during 2009.

LIQUIDITY AND CAPITAL RESOURCES

 Our cash, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2009, as compared to December 31, 2008 were as follows:

	December 31,	December 31,
	2009	2008

Cash	$1,002	$32,655
Prepaid expenses	-	-
Net assets of TrixMotive held for liquidation	70,496	70,496
Total current assets	71,498	103,151
Total assets	71,498	103,415
Total current liabilities	4,280,062	3,398,542
Total liabilities	14,091,612	8,683,853

At December 31, 2009, we had a working deficit of $4,208,564 resulting primarily from the company’s large convertible notes payable, Accrued liabilities and net liabilities of TrixMotive, Inc. in liquidation.

Net cash used in operating activities was a negative $59,890 for the year ending December 31, 2009. This resulted primarily from the net loss of $5,627,066. An offset to the net loss was adjustments to reconcile net loss to net cash used in operating activities: in issuance of stocks for services, noncash interest expense and financing costs, and a change in derivative liability of $24,000, $2,342,495, and $2,662,520, respectively. An additional offset to net loss from discontinued operations, net of tax of $10,041. In addition there was an offset due to the increase in A/P, and accrued liabilities of $528,120.

Net cash provided by investing activities for the year ending December 31, 2009 was $17,500. This resulted primarily from a decrease in cash in escrow.

Net cash from financing activities was $34,065 for the year ending December 31, 2009 and resulted primarily from proceeds from convertible debt and notes payable of $15,000 and $19,065 respectively.

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

In 2008 the California State Board of Equalization performed a sales tax audit on the company. After review MotivNation was billed $22,664.74 in additional taxes, and $7,869.81 in additional penalties and interest. The company is currently paying down this liability, and as of April 30, 2010 owes approximately $4,300 to the State Board of Equalization.

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

Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment annually, and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2009, the Company had an impairment of goodwill of $zero and a loss on disposal of assets of $zero.

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

N/A

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Schedules appearing on page F-1 through F-17 of this Form 10-K.

HAROLD Y. SPECTOR, CPA                                                                 SPECTOR & ASSOCIATES, LLP      70 SOUTH LAKE AVENUE
STEVEN M. SPECTOR, CPA                                                                            Certified Public Accountants  SUITE  630
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

   MotivNation, Inc.

We have audited the accompanying consolidated balance sheets of MotivNation, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MotivNation, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Spector & Associates, LLP
Pasadena, California
May 13, 2010

13

MOTIVNATION, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2009	2008
ASSETS
Current Assets
Cash	$ 1,002	$ 15,155
Cash in Escrow	-	17,500
Net assets of TrixMotive held for liquidation	70,496	70,496
Total Current Assets	71,498	103,151

Debt issuance cost, net	-	264

TOTAL ASSETS	$ 71,498	$ 103,415
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 19,016	$ 30,039
Accrued liabilities	945,542	750,662
Net liabilities of discontinued operations	57,162	52,234
Net liabilities of TrixMotive in liquidation	493,519	494,234
Convertible notes payable, net, current portion	2,536,132	1,876,140
Short-term notes payable to related parties	209,626	195,233
Short-term notes payable, others	19,065	-
Total Current Liabilities	4,280,062	3,398,542
Long-Term Debt
Convertible notes payable, net of unamortized discount of $421,980 and	321,557	39,731
$627,809 for 2009 and 2008, respectively
Derivative liabilities	9,489,993	5,245,580
Total Long-Term Liabilities	9,811,550	5,285,311
Total Liabilities	14,091,612	8,683,853
Stockholders' Deficit
Series A Preferred Stock, $0.001 par value; 120,500 shares authorized,
issued and outstanding in 2009; none in 2008	121	-
Common Stock, $0.001 par value; 300,000,000 shares authorized;
issued and outstanding 2009 243,729,466 shares; 2008 106,253,188 shares	243,729	106,431
Paid-in Capital	2,554,590	2,504,619
Accumulated deficit	(16,818,554)	(11,191,488)
Total Stockholders' Deficit	(14,020,114)	(8,580,438)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 71,498	$ 103,415

See Notes to Consolidated Financial Statements                                                                                                                                          F-1

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For years ended December 31,	2009	2008
Operating Expenses:
Selling, general and administrative Expenses	$ 209,540	$ 292,034
Total Operating Expenses	209,540	292,034

Operating loss	(209,540)	(292,034)

Other income(expenses)
Interest and other income	1	113
Change in derivative liabilities	(2,662,520)	(253,893)
Interest expense	(928,860)	(292,349)
Financing costs	(1,815,273)	(1,900,802)
Total other income(expenses)	(5,406,652)	(2,446,931)

Net loss before state franchise tax	(5,616,192)	(2,738,965)

State franchise tax	833	2,400

Net loss from continuing operations	(5,617,025)	(2,741,365)

Discontinued Operations
Net income (loss) from discontinued operations
(net of applicable taxes of $0 for 2009 and 2008)	(10,041)	(280,653)

Net loss	$ (5,627,066)	$ (3,022,018)

Net loss from continuing operations per share-Basic and Diluted	$ (0.04)	$ (0.06)
Net loss	$ (0.04)	$ (0.07)
Weighted Average Number of Shares	153,517,686	45,627,249

See Notes to Consolidated Financial Statements                                                                                                                                          F-2

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHDOLERS’ DEFICIT
For years ended December 31, 2009 and 2008

	Series A
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2007	-	$ -	16,266,157	$ 16,267	$ 2,546,761	$ (8,169,470)	$ (5,606,442)

Conversion of notes payable			84,987,030	85,164	(67,813)		17,351

Issuance of stocks for services			5,000,000	5,000	(2,500)		2,500

Reclassification of derivative liabilites
and unamortized discount due to conversion					28,171		28,171

Net loss						(3,022,018)	(3,022,018)

Balance at December 31, 2008	-	-	106,253,187	106,431	2,504,619	(11,191,488)	(8,580,438)

Conversion of notes payable			113,452,300	113,452	(97,849)		15,603

Issuance of common stocks for services			24,000,000	24,000			24,000

Issuance of preferred stocks for
accrued salaries	120,500	121			120,379		120,500

Shares and par value adjustments			23,978	(154)	154		-

Reclassification of derivative liabilites
and unamortized discount due to conversion					27,287		27,287

Net loss						(5,627,066)	(5,627,066)

Balance at December 31, 2009	120,500	$ 121	243,729,465	$ 243,729	$ 2,554,590	$ (16,818,554)	$ (14,020,114)

See Notes to Consolidated Financial Statements                                                                                                                                          F-3

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss	$ (5,627,066)	$(3,022,018)
Add: Net loss from discontinued operations, net of tax	10,041	280,653
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash interest expense and financing costs	2,342,495	2,000,874
Change in derivative liabilities	2,662,520	253,893
Issuance stocks for services	24,000	2,500
(Increase) Decrease in:
Prepaid and other assets	-	11,532
Increase (Decrease) in:
Accounts payable and accrued liabilities	528,120	354,711
Net cash flows used in operating activities from continuing operations	(59,890)	(117,855)
CASH FLOW FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
(Increase) Decrease in cash in escrow	17,500	(17,500)
Net cash flows provided by (used in) investing activities from continuing operations	17,500	(17,500)
CASH FLOW FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from notes payable, others	19,065	-
Proceeds from convertible debt	15,000	117,500
Net cash flows provided by financing activities from continuing operations	34,065	117,500
NET CASH USED IN CONTINUING OPERATIONS	(8,325)	(17,855)
NET CASH USED IN DISCONTINUED OPERATIONS	(5,828)	(57,662)
NET DECREASE IN CASH	(14,153)	(75,517)
CASH AT BEGINNING OF PERIOD	15,155	90,672
CASH AT END OF PERIOD	$ 1,002	$ 15,155
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Taxes Paid	$ -	$ 2,400
Interest Paid	$ -	$ -
Noncash Investing and Financing Activities:
Conversion of notes payable	$ 15,603	$ 17,351
Transfer unamortized discount to paid in capital due to debt conversion	$ -	$ 5,357
Transfer derivative liabilities to paid in capital due to debt conversion	$ 27,287	$ 33,528
Conversion of accrued interest into convertible debt	$ 223,763	$ 288,174
Issuance of warrants in lieu of convertible debt	$ -	$ 15,000
Recorded a beneficial conversion feature	$ 1,609,180	$ 1,101,178
Issuance of preferred stocks for accrued salaries	$ 120,500	$ -

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

Going Concern: The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred losses from continuing operations totaling $5,617,025 and $2,741,365 for the years ended December 31, 2009 and 2008, respectively. In addition, the Company has an accumulated deficit of $16,818,554 and working capital deficit of $4,208,564 as of December 31, 2009.

The application of the going concern concept is dependent upon the Company’s ability to receive continued financial support from its creditors, stockholders and external investors. During 2009, the Company received $34,000 from issuing debts. The ability of the Company to continue as a going concern is dependent its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of MotivNation, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. As the Company ceased the customizing motorcycles business in fourth quarter of 2007 and its wholly-owned subsidiary, TirxMotive, ceased operations effective as of the bankruptcy filing date, the accompanying financial statements have been retroactively adjusted to reflect the impact of the discontinuation of both businesses. The results of the customizing automobiles and motorcycles segments have been classified as discontinued operations in the accompanying consolidated statements of operations for years ended December 31, 2009 and 2008.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	December 31,	December 31,
	2009	2008
Accrued Liabilities
Accrued payroll and related taxes	$ 514,028	$ 484,528
Accrued interest	422,393	239,788
Others	9,121	26,346
Total accrued liabilities	$ 945,542	$ 750,662

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

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

Sale of $2,000,000 Convertible Debentures

On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes (the “2005 Debentures”) due three years from date of receipt, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock (the “2005 Debenture Warrants”).  Proceeds from the notes amounted to $1,903,500 after issuance costs, of which the first traunch of $300,000 (less issuance costs of $55,000 and $20,000 for prepaid officers’ life insurance) was received on November 30, 2005, the second traunch of $500,000 (less issuance costs of $6,000) was received on January 5, 2006, and the third and final traunch of $1,200,000 (less issuance costs of $15,500) was received on January 30, 2006. During the years ended December 31, 2009 and 2008, the Company has converted $10,939 and $17,351 principal amount into 105,452,300 shares and 84,987,030 shares of the Company’s common stock at the request of the note holders, respectively.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

During the years ended December 31, 2009 and 2008, accrued interest of $223,763 and $288,174, respectively, was converted into principal. The converted principal carries interest at 2% per annum and matures on March 11, 2012 and January 31, 2011, respectively.

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

The Company recorded the fair value of the conversion feature as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with any excess charged to expense. Amortization expense related to the conversion feature discount for the years ended December 31, 2009 and 2008 was $205,829 and $1,166,755, respectively. Remaining unamortized discount as of December 31, 2009 was $421,980.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

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

In accordance with the EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of December 31, 2009 and December 31, 2008, the fair values of the conversion feature and the stock warrants aggregated to $9,489,993 and $5,245,580, respectively.  The Company recorded a loss of $2,662,520 and $253,893 for the years then ended. This amount is recorded as “Change in Derivative Liabilities” a component of other income in the accompanying consolidated statement of operations.  If the debt is converted prior to maturity, the carrying value will be transferred to equity.

NOTE 5 – NOTE PAYABLE TO OTHERS

As of December 31, 2009, the Company has a note payable of $19,065 to a non-related party. There are no repayment terms or interest provisions on this loan.

NOTE 6 – INCOME TAX

Provision of income tax consists of a minimum state franchise tax of $800 and $2,400 for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, the Company has net operating loss carryforwards, approximately of $2.7 million and $1.9 million to reduce future federal and state taxable income, respectively. To the extent not utilized, the carryforwards will begin to expire through 2029 for federal tax purposes and through 2019 for state tax purposes. The Company’s ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

The deferred tax assets as of December 31, 2009 and 2008 consist of the following:

	For Years ended December 31,
	2009	2008
Tax benefit on net operating loss carryforward	$ 1,039,362	$ 1,843,434
Temporary difference in other accruals	254,193	240,921
Others	180,734	268,996
Less: valuation allowance	(1,474,289)	(2,353,351)
Net deferred tax assets	$ -	$ -

NOTE 7 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	For the years ended
	December 31,
	2009	2008
Numerator:
Net loss from continuing operations	$ (5,617,025)	$(2,741,365)
Net loss from discontinued operations	$ (10,041)	$ (280,653)
Net loss	$ (5,627,066)	$(3,022,018)
Denominator:
Weighted average number of shares outstanding	153,517,686	45,627,249
Net loss per share from continuing operations	$ (0.04)	$ (0.06)
- basic and diluted
Net loss per share from discontinued operations	$ (0.00)	$ (0.01)
- basic and diluted
Net loss per share-basic and diluted	$ (0.04)	$ (0.07)

As of December 31, 2009, the Company has 27.5 million out-of money stock warrants excluded from diluted net loss per share computations as their exercise prices are greater than the average quarterly market price. In accordance with SFAS No. 128, “Earnings Per Share”, the Company has excluded from the calculation of diluted net loss per share approximately 5,990 shares for the year ended December 31, 2009 relating to its 10% related party convertible debt that are anti-dilutive.  As of that date, depending on the stock price on the conversion date, up to maximum of 7,838,680,673 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes and 10% related party debt. For additional information, see “Note5 – Convertible Notes Payable and Derivative Liabilities” and “Note 11-Related Party Transactions.”

As of December 31, 2008, the Company has 27.5 million out-of money stock warrants excluded from diluted net loss per share computations as their exercise prices are greater than the average quarterly market price. In accordance with SFAS No. 128, “Earnings Per Share”, the Company has excluded from the calculation of diluted net loss per share approximately 5,438 shares for the year ended December 31, 2008, respectively, relating to its 10% related party convertible debt that are anti-dilutive.  As of that date, depending on the stock price on the conversion date, up to maximum of 57,184,333,333 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note5 – Convertible Notes Payable and Derivative Liabilities” and “Note 11 – Related Party Transactions.”

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

NOTE 8 – DISCONTINUED OPERATIONS (CONTINUED)

Following is summarized financial information for the discontinued operations:
For the years ended
December 31,
	2009	2008
Revenues:
Customized Automobile	$ -	$ 1,330,390
Customized Motorcycle	$ -	$ -
Total Revenues:	$ -	$ 1,330,390

Net operating loss from discontinued operations:
Customized Automobile	$ (185)	$ (194,369)
Customized Motorcycle	$ (9,856)	$ (39,738)
Net operating loss from discontinued operations	$ (10,041)	$ (234,107)

Loss on disposal of assets:
Customized Automobile	$ -	$ (40,158)
Customized Motorcycle	$ -	$ (6,388)
Total loss on disposal of assets	$ -	$ (46,546)

Net Loss from Discontinued Operations	$ (10,041)	$ (280,653)
(Net of tax of $0 for 2009 and 2008)

	December 31, 2009	December 31, 2008
NET LIABILITIES OF DISCONTINUED OPERATIONS:
Current Assets
Cash	$ (24)	$ (24)
Inventory	25,422	25,422
Net other assets	1,650	1,650
Current liabilities
Accounts payable	(22,055)	(22,055)
Accrued liabilities	(61,175)	(56,247)
Other liabilities	(980)	(980)
Net assets (liabilities) of discontinued operations	$ (57,162)	$ (52,234)

	December 31, 2009	December 31, 2008
NET ASSETS (LIABILITIES) IN LIQUIDATION:
Current Assets
Cash in Trustee	$ 70,457	$ 70,457
Net other assets	39	39
Current liabilities
Accounts payable	(134,154)	(134,869)
Accrued liabilities	(264,670)	(264,670)
Debt (a)	(94,695)	(94,695)
Net assets (liabilities) in liquidation	$ (423,023)	$ (423,738)
(a) Net of intercompany payable to parent of $1,425,107 and $1,424,207 as of December 31, 2009 and December 31, 2008, respectively.

NOTE 8 – DISCONTINUED OPERATIONS (CONTINUED)

	For the years ended December 31,
	2009	2008
Net cash used in operating activities of discontinued operations	$ (5,828)	$ (35,383)
Net cash used by investing activities of discontinued operations	-	-
Net cash used by financing activities of discontinued operations	-	(22,279)

NET CASH USED IN DISCONTINUED OPERATIONS	$ (5,828)	$ (57,662)

NOTE 9 – STOCKHOLDERS’ EQUITY

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

The Board of Directors has also approved the issuance of 8,000,000 unregistered shares of the Registrant’s common stock, par value $.001 per share to a director of the Company for his services provided in 2009.

On October 19, 2009, with the approval of majority stockholders, the Board of Directors are authorized to amend the Company’s Article of Incorporation to increase the authorized common stock of the Company from 300 million(300,000,000) shares to 5 billion(5,000,000,000) shares.  The amended Article of Incorporation was filed in February 2010.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has short-term notes payable to an officer and a related party, aggregate of $289,452 including related accrued interest of $79,827 as of December 31, 2009. The notes carry interest at range of 8% to 10% per annum and are unsecured. On August 26, 2009, the Company had converted $4,664 principal into 8,000,000 shares of the Company’s common stock.  On July 2, 2008, the Company, the officer and the related party agreed to extend the note to December 31, 2008 and to increase the principal by $20,000 as a cost of extension.  A 10% penalty is added annually until the note is paid in full. In addition, the Company granted a conversion right to the officer allowing him to convert all or any outstanding balance into the Company’s common stocks at 75% of the average of the lowest three closing prices during the ten days prior to the date the conversion notice. As a result, the Company recorded a conversion expense of $115,399 using the Black-Scholes valuation model:

Approximate risk free rate	1.88%
Average expected life	5 months
Dividend yield	0%
Volatility	249.98%
Estimated fair value of conversion feature	$115,399

NOTE 12 – SEGMENT INFORMATION

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

None

ITEM 9A(T).                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer/Chief Financial Officer have concluded that as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Name	Age	Positions and Offices held
Martyn Powell (1)	57	President, Director
Robert O’Brien (1)	74	▪ Secretary, Treasurer, Director
Dale Lavigne (1)	79	Director
Dennis O’Brien (1)	48	Director
James Etter (1)	79	Director
John Ohle (2)	52	President, Interim Chief Financial Officer
Arthur Lefevre (3) (5)	72	Director
Mark Absher (3)(12)	48	Director
Vincent Michael Keyes III (3)(5)	53	Director
Thomas Prewitt (4) (8)	54	President
Richard Perez (4) (8)	51	Secretary
Jay Isco (4) (7)(11)	29	Chief Financial Officer, Secretary
Richard Holt (6)(10)	69	Director
David Psachie (7)	71	Director
George R. Lefevre (8)(11)	43	Chief Executive Officer, President, CFO, Secretary
Leslie McPhail (9)(13)	37	Chief Operating Officer

(1)	In connection with Aberdeen Mining Company acquiring C&M Transportation, Inc. the officers and directors resigned on March 8, 2004.
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2009, all officers and directors  filed all forms 3, forms 4 and forms 5.

Audit Committee and Financial Expert

We do not have an Audit Committee, our board of directors during 2009, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

We have adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  MotivNation will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to MotivNation at:  318 N. Carson St. #208, Carson City, NV, 89701

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors in 2009, performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

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

Summary Compensation Table
	Annual Compensation				Long Term Compensation

Name and Principal Position	Year	Salary (3)	Bonus	Other Annual Compensation	Restricted Stock (4)	Options	LTIP Payouts	All Other Compensation

George R. Lefevre – CEO, CFO & Director, Secretary (1) (2) (3)	2009	$150,000
	2008	$150,000
	2007	$150,000
Jay Isco- Former CFO & Secretary (1)	2009	$zero
	2008	$12,500
	2007	$75,000
Leslie McPhail- Former Chief Operating Officer	2008	$zero
	2007	$43,680
	2006	$84,240
Mark Absher – Former Director (1) (2)	2009	$zero
	2008	$zero
	2007	$zero
David Psachie- Director (1) (2) (3)	2009	$zero			8,000,000
	2008	$zero
	2007	$zero
Richard Holt- Former Director (1) (2)	2009	$zero
	2008	$zero
	2007	$zero

(1)	Amounts noted are actual cash amounts paid and accrued salaries combined in their respective year. The following are the portions of accrued salaries:
a.	George R. Lefevre
i.	2009- $150,000 in accrued salary
ii.	2008- $150,000 in accrued salary
iii.	2007- $150,000 in accrued salary
b.	Jay Isco
i.	2009- $zero in accrued salary
ii.	2008- $12,500 in accrued salary
iii.	2007- $57,500 in accrued salary

(2)	The dollar value of the restricted shares is calculated by multiplying the closing market price of our unrestricted stock on the date of issuance as required in instructions to Item 402(b)(2)(iv)(A).
(3)	David Psachie received 8,000,000 shares at a price of $.001, the close price of the stock on September 21, 2009.

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

As of December 31, 2009, we have employment agreement with George Lefevre, and do not have any agreements in place for the amount of annual compensation that our other officers, directors and employees will receive in the future.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of the close of business on December 31, 2009, based on information available to the Company:

Name of Officer, Director and Beneficial Owner	Number of Shares	Percent Beneficially Owned*
Thomas Prewitt- Former President (2)(3) 547 Apollo Unit C Brea, CA 92821	748,799	0.23%
Jay Isco- Former Chief Financial Officer, Secretary(3)(7) 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	317,000	0.10%
Richard Perez Former Secretary (2)(3) 1741 E. Lambert Road La Habra, CA 90631	748,799	0.23%
George R. Lefevre- Chief Executive Officer, Chief Financial Officer, Secretary, and Director (3)(6)(7) 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	585,000	0.18%
Leslie McPhail-Former Chief Operating Officer(1)(3)(9) 14948 Shoemaker Avenue Santa Fe Springs, CA 90670	640,000	0.19%
David McPhail- Beneficial Owner(1) 14948 Shoemaker Avenue Santa Fe Springs, CA 90670	640,000	0.19%
Mark Absher- Former Director (8) 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	50,000	0.02%
David Psachie- Director 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	8,050,000	2.45%
Richard Holt- Former Director (5) 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	50,000	0.02%
All Directors, Officers, & Beneficial Holders as a Group	11,829,598	3.6%

1.	Leslie McPhail owns jointly with David McPhail 740,000 (post-split) shares of the Company.
2.	Thomas Prewitt and Richard Perez own jointly 748,799 (post-split) shares of the Company.
3.
On February 15, 2005, the Board of Directors approved the removal of Mr. Prewitt and Mr. Perez as the President and Secretary respectively.  George R. Lefevre was appointed to the position of Chief Executive Officer and President.  Mr. Isco was elected to the position of Chief Financial Officer and Secretary, and Mrs. McPhail to the position of Chief Operating Officer.

4.	Scott Absher served as a consultant for the company and is the brother of Mark Absher a former director of the company.
5.	On October 2, 2006, Richard Holt resigned as director of the company
6.	On January 6, 2006, George Lefevre was elected as Chairman of the board of directors.
7.	On February 27, 2008 Jay Isco resigned as CFO and Secretary of the Company, on the same day George Lefevre was elected to the vacated positions by the board of directors of Motivnation.
8.	On May 1, 2008 Mark Absher resigned as director of the company
9.	On June 23, 2008 Leslie A. McPhail resigned as COO of the company

*	Number of shares and percent of ownership based upon 328,737,666 shares outstanding on December 31, 2009

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2009, for professional services rendered by Spector & Wong LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q and 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2009 and 2008 were approximately $10,750 and $41,500, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal year ended December 31, 2009, for assurance and related services by Spector & Wong LLP, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2009 were $0 and $0 for 2008.

(3) TAX FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2009 and 2008, for professional services rendered by Spector & Wong LLP, for tax compliance, tax advice, and tax planning, for those fiscal years were $1,250 and $2,500 respectively. Services provided included preparation of Federal Income Tax Returns Form 1120, tax planning, and research regarding 1031 exchange.

(4) ALL OTHER FEES

There were no other aggregate fees billed in each of the fiscal years ended December 31, 2009 and 2008, for products and services provided by Spector & Wong LLP, other than those services reported above, for those fiscal years.

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

Dated:   May 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                                                                                Title                  DATE
/s/ George R. Leferve
________________________                                                                                                May 14, 2010
George R. Lefevre                                                      CEO, CFO, Secretary, and Director
/s/ David Psachie
________________________                                                                                                May 14, 2010
David Psachie                                                                Director