Form 10-Q
period 2010-03-31
MotivNation, Inc.
filed 2010-05-21
CIK 1853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

318 N. Carson St. #208
Carson City, NV, 89701
 (Address of Principal Executive Offices)

8 Corporate Park, Suite 300
Irvine, California  92606
 (Former Address of Principal Executive Offices)

(775)-305-0105
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 2010.

Common Stock, Par Value $0.001	374,084,458
[Missing Graphic Reference]	[Missing Graphic Reference]
Title of Class	Number of Shares Outstanding as of May 6, 2010

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	15
Quantitative and Qualitative Disclosures About Market Risk	19
Controls and Procedures	20
Part II	20
Legal Proceedings	20
Risk Factors	21
Unregistered Sales of Equity Securities and Use of Proceeds	21
Defaults Upon Securities	22
Submission to a Vote	22
Other Information	22
Exhibits and Reports	24
Signatures	25

Exhibits

Index to Exhibits	26
Exhibits	27

Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 474	$ 1,002
Net assets of TrixMotive held for liquidation	70,496	70,496
Total Current Assets	70,970	71,498

TOTAL ASSETS	$ 70,970	$ 71,498
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 23,898	$ 19,016
Accrued liabilities	1,079,418	945,542
Net liabilities of discontinued operations	58,499	57,162
Net liabilities of TrixMotive in liquidation	493,358	493,519
Convertible notes payable, net, current portion	2,536,132	2,536,132
Short-term notes payable to related parties	209,626	209,626
Short-term notes payable, others	26,559	19,065
Total Current Liabilities	4,427,490	4,280,062
Long-Term Debt
Convertible notes payable, net of unamortized discount of $365,627 and	372,054	321,557
$421,980 for 2010 and 2009, respectively
Derivative liabilities	8,219,013	9,489,993
Total Long-Term Liabilities	8,591,067	9,811,550
Total Liabilities	13,018,557	14,091,612
Stockholders' Deficit
Series A Preferred Stock, $0.001 par value; 120,500 shares authorized,
issued and outstanding	121	121
Common Stock, $0.001 par value; 5,000,000,000 shares authorized;
issued and outstanding 2010 341,342,466 shares; 2009 243,729,466 shares	341,342	243,729
Paid-in Capital	2,479,400	2,554,590
Accumulated deficit	(15,768,450)	(16,818,554)
Total Stockholders' Deficit	(12,947,587)	(14,020,114)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 70,970	$ 71,498

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For Three Months ended
	March 31,
	2010	2009
Operating Expenses:
Selling, general and administrative Expenses	$ 45,699	46,602
Total Operating Expenses	45,699	46,602

Operating income (loss)	(45,699)	(46,602)

Other income(expenses)
Interest and other income	-	1
Change in derivative liabilities	1,254,413	(109,027)
Interest expense	(100,881)	(600,072)
Financing costs	(56,353)	(1,112,381)
Total other income(expenses)	1,097,179	(1,821,479)

Net income(loss) before state franchise tax	1,051,480	(1,868,081)

State franchise tax	-	2,400

Net income(loss) from continuing operatins	1,051,480	(1,870,481)

Discontinued Operations
Net income (loss) from discontinued operations
(net of applicable taxes of $0 for 2009 and 2008)	(1,376)	(1,159)

Net income (loss)	$ 1,050,104	$ (1,871,640)

Net income(loss) from continuing operatins per share-Basic and Diluted	$ 0.00	$ (0.01)
Net income (loss)	$ 0.00	$ (0.01)
Weighted Average Number of Shares	288,659,766	127,582,606

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For three months ended March 31,	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income (loss)	$ 1,050,104	$(1,871,640)
Add: Net loss from discontinued operations, net of tax	1,376	1,159
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash interest expense and financing costs	56,353	1,620,546
Change in derivative liabilities	(1,254,413)	109,027
Increase (Decrease) in:
Accounts payable and accrued liabilities	138,758	124,550
Net cash flows used in operating activities from continuing operations	(7,822)	(16,358)
CASH FLOW FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
(Increase) Decrease in cash in escrow	-	17,500
Net cash flows provided by (used in) investing activities from continuing operations	-	17,500
CASH FLOW FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from notes payable, others	7,494	-
Net cash flows provided by (used in) financing activities from continuing operations	7,494	-
NET CASH PROVIDED BY(USED IN) CONTINUING OPERATIONS	(328)	1,142
NET CASH USED IN DISCONTINUED OPERATIONS	(200)	(250)
NET INCREASE (DECREASE) IN CASH	(528)	892
CASH AT BEGINNING OF PERIOD	1,002	15,155
CASH AT END OF PERIOD	$ 474	$ 16,047
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Taxes Paid	$ -	$ -
Interest Paid	$ -	$ -
Noncash Investing and Financing Activities:
Conversion of notes payable	$ 5,856	$ 1,388
Transfer derivative liabilities to paid in capital due to debt conversion	$ 16,567	$ 2,776

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three months ended March 31, 2010 may not be indicative of results for the year ending December 31, 2010 or any future periods.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of MotivNation, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions.  As the Company ceased the customizing motorcycles business in fourth quarter of 2007 and its wholly-owned subsidiary, TirxMotive, ceased operations effective as of the bankruptcy filing date, the accompanying financial statements have been retroactively adjusted to reflect the impact of the discontinuation of both businesses. The results of the customizing automobiles and motorcycles segments have been classified as discontinued operations in the accompanying consolidated statements of operations for the three months ended March 31, 2010 and 2009.

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

New Accounting Pronouncements: In April 2009, the FASB issued three Staff Positions (FSPs): (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (ii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements,” and (iii) FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The pronouncements intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company’s operations and financial position for each of the pronouncements above have not been disclosed.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statements No. 162”. The statement establishes the Accounting Standards Codification TM (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Under the Codification, all of its content will carry the same level of authority. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued SFAS No.167, “Amendments to FASB Interpretation No. 46(R).”  The statement changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new standard is effective for fiscal years or interim periods after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred losses from continuing operations, net of a derivative gain of $1,254,413, totaling $202,933 for three months ended March 31, 2010 and has an accumulated deficit of $15,768,450 and a working capital deficit of $4,356,520 as of that date.

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

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	March 31,	December 31,
	2010	2009
Accrued Liabilities
Accrued payroll and related taxes	$ 551,528	$ 514,028
Accrued interest	523,195	422,393
Others	4,695	9,121
Total accrued liabilities	$ 1,079,418	$ 945,542

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

Sale of $2,000,000 Convertible Debentures

On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 8% callable secured convertible notes (the “2005 Debentures”) due in 2009, and issued stock warrants purchasing up to 2.5 million shares of the Company’s common stock (the “2005 Debenture Warrants”).  Proceeds from the notes amounted to $1,903,500 after issuance costs, of which the first traunch of $300,000 (less issuance costs of $55,000 and $20,000 for prepaid officers’ life insurance) was received on November 30, 2005, the second traunch of $500,000 (less issuance costs of $6,000) was received on January 5, 2006, and the third and final traunch of $1,200,000 (less issuance costs of $15,500) was received on January 30, 2006. During the first three months of 2010, the Company has converted $5,857 principal amount into 97,613,000 shares of the Company’s common stock at the request of the note holders. During the first three months of 2009, the Company has converted $1,388 principal amount into 27,766,200 shares of the Company’s common stock.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

On March 11, 2009 and January 31, 2008, accrued interest of $223,763 and $288,174, respectively, was converted into principal. The converted principal carries interest at 2% per annum and matures on March 11, 2012 and January 31, 2011, respectively.

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

The Company recorded the fair value of the conversion feature as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with any excess charged to expense. Amortization expense related to the conversion feature discount for the three months ended March 31, 2010 and 2009 was $56,353 and $105,449, respectively. Remaining unamortized discount as of March 31, 2010 was $365,627.

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

In accordance with the EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of March 31, 2010 and December 31, 2009, the fair values of the conversion feature and the stock warrants aggregated to $8,219,013 and $9,489,993, respectively.  The Company recorded a gain of $1,254,413 for three months ended March 31, 2010, and a loss of $109,027 for three months ended March 31, 2009. This amount is recorded as “Change in Derivative Liabilities” a component of other income (expense) in the accompanying consolidated statement of operations.  If the debt is converted prior to maturity, the carrying value will be transferred to equity.

NOTE 6 – NOTE PAYABLE TO OTHERS

As of March 31, 2010, the Company has a note payable of $26,599 to a non-related party. There are no repayment terms or interest provisions on this loan.

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

For three months ended
March 31,
	2010	2009
Numerator:
Net loss from continuing operations	$ 1,051,480	$ (1,870,481)
Net loss from discontinued operations	$ (1,376)	$ (1,159)
Net loss	$ 1,050,104	$ (1,871,640)
Denominator:
Weighted average number of shares outstanding	288,659,766	127,582,606
Net loss per share from continuing operations	$ 0.00	$ (0.01)
- basic and diluted
Net loss per share from discontinued operations	$ (0.00)	$ (0.00)
- basic and diluted
Net loss per share-basic and diluted	$ 0.00	$ (0.01)

As of March 31, 2010, the Company has 27.5 million out-of money stock warrants excluded from diluted net loss per share computations as their exercise prices are greater than the average quarterly market price. In accordance with SFAS No. 128, “Earnings Per Share”, the Company has excluded from the calculation of diluted net loss per share approximately 6,337 shares for the three months ended March 31, 2010, relating to its 10% related party convertible debt that are anti-dilutive.  As of that date, depending on the stock price on the conversion date, up to maximum of 36,589,050,159 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes and 10% related party debt. For additional information, see “Note5 – Convertible Notes Payable and Derivative Liabilities” and “Note 11-Related Party Transactions.”

As of March 31, 2009, the Company has 27.5 million out-of money stock warrants excluded from diluted net loss per share computations as their exercise prices are greater than the average quarterly market price. In accordance with SFAS No. 128, “Earnings Per Share”, the Company has excluded from the calculation of diluted net loss per share approximately 5,941 shares for the three months ended March 31, 2009, relating to its 10% related party convertible debt that are anti-dilutive.  As of that date, depending on the stock price on the conversion date, up to maximum of 3,650,555,439 shares, subject to certain adjustments, may be issued upon conversion of the 8% Callable Secured Convertible Notes. For additional information, see “Note5 – Convertible Notes Payable and Derivative Liabilities” and “Note 11 – Related Party Transactions.”

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

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DISCONTINUED OPERATIONS (CONTINUED)

Following is summarized financial information for the discontinued operations:

For three Months ended
March 31,
	2010	2009
Revenues:
Customized Automobile	$ -	$ -
Customized Motorcycle	$ -	$ -
Total Revenues:	$ -	$ -

Net operating loss from discontinued operations:
Customized Automobile	$ (39)	$ (54)
Customized Motorcycle	$ (1,337)	$ (1,105)
Net operating loss from discontinued operations	$ (1,376)	$ (1,159)

Loss on disposal of assets:
Customized Automobile	$ -	$ -
Customized Motorcycle	$ -	$ -
Total loss on disposal of assets	$ -	$ -

Net Loss from Discontinued Operations	$ (1,376)	$ (1,159)
(Net of tax of $0 for 2010 and 2009)

Summarized cash flow information for the discontinued operations is as follows:

	March 31, 2010	December 31, 2009
NET LIABILITIES OF DISCONTINUED OPERATIONS:
Current Assets
Cash	$ (24)	$ (24)
Inventory	25,422	25,422
Net other assets	1,650	1,650
Current liabilities
Accounts payable	(22,055)	(22,055)
Accrued liabilities	(62,512)	(61,175)
Other liabilities	(980)	(980)
Net assets (liabilities) of discontinued operations	$ (58,499)	$ (57,162)

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DISCONTINUED OPERATIONS (CONTINUED)

	March 31, 2010	December 31, 2009
NET ASSETS (LIABILITIES) IN LIQUIDATION:
Current Assets
Cash in Trustee	$ 70,457	$ 70,457
Net other assets	39	39
Current liabilities
Accounts payable	(133,993)	(134,154)
Accrued liabilities	(264,670)	(264,670)
Debt (a)	(94,695)	(94,695)
Net assets (liabilities) in liquidation	$ (422,862)	$ (423,023)

(a) Net of intercompany payable to parent of $1,425,307 and $1,425,107 as of March 31, 2010 and December 31, 2009, respectively.

	For the three months ended March 31,
	2010	2009
Net cash used in operating activities of discontinued operations	$ (200)	$ (5,828)
Net cash used by investing activities of discontinued operations	-	-
Net cash used by financing activities of discontinued operations	-	-

NET CASH USED IN DISCONTINUED OPERATIONS	$ (200)	$ (5,828)

NOTE 9 – STOCKHOLDERS’ EQUITY

In February 2010, the Company has filed an amendment to the Article of Incorporation to increase the authorized shares of common stock from 300 million (300,000,000) to 5 billion (5,000,000,000) shares. The amendment was approved and authorized by the majority of the Company’s shareholders and the Board of Directors on October 19, 2009.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has short-term notes payable to an officer and a related party, aggregate of $289,452 plus related accrued interest of $84,996 as of March 31, 2010. The notes carry interest at range of 8% to 10% per annum and are unsecured. A 10% penalty will be added annually until the note is paid in full.

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

Plan of Operation

General

MotivNation  provides a range of services that catered to the custom automotive enthusiast. The company is currently working on finishing its prototype bike and to establish business interest outside the automotive business sector. In addition the company is looking at licensing the use of Damon’s name.

Results of Operations

Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

Revenues and Loss from Continuing and Discontinued Operations

Our operating expenses, other expenses, and net loss for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009 are as follows:

	3 Months Ended March 31, 2010	3 Months Ended March 31, 2009

Operating Expenses:
Selling, General and Administrative Expenses	$ 45,699	$ 46,602

Total Operating Income (Loss)	(45,699)	(46,602)

Total Other Income (Expenses)	1,097,179	(1,821,479)

State franchise tax	-	2,400

Net Income or (Loss) from Discontinued Operations	(1,376)	(1,159)

Net Income (Loss)	1,050,104	(1,871,104)

Operating expenses

Our selling, general and administrative expense consists primarily of corporate expenditures related to maintaining a public company, and any related spending and costs. Major expenses decreased by 2.8% for the same period in 2010 versus 2009, primarily as a result of decreases in rent and utilities expense of 100% and 83.1%, respectively. An additional decrease was in legal expense of 100% for the same time period in 2010 compared to 2009. There were offsets to the decrease such as the increase in stock related expense of $350, or 17% during the three months ending March 31, 2010 compared to same prior period in 2009. An additional increase was in shipping/delivery of 320.9%, for the same time period. There was no change in accounting fees and salary & wages of $3,000 and $37,500, respectively for the same period in 2010 compared to the same prior period. Total Operating expenses were $45,699 and $46,602, respectively, for the three months ended March 31, 2010 and 2009.

The Major expenses incurred during the three months ended March 31, 2010 and 2009 were:

	3 Months Ended March 31, 2010	3 Months Ended March 31, 2009	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$0	$1,562	(100)%
Salary & Wages	37,500	37,500	0%
Accounting Fees	3,000	3,000	0%
Shipping and Delivery	232	55	320.9%
Utilities	27	159	(83.1)%
Legal	0	65	(100)%
Stock Related	2,412	2,062	17.0%

Total Major Expenses	43,171	44,404	(2.8)%

Total Operating Expenses	45,699	46,602	(1.9)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended March 31, 2010 and 2009 are as follows:

	3 Months Ended March 31, 2010	3 Months Ended March 31, 2009	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	0	1	(100)%
Change in derivative liabilities	1,254,413	(109,027)	(1,250.6)%
Interest and other expenses	(100,881)	(600,072)	(83.2)%
Financing costs	(56,353)	(1,112,381)	(94.9)%
Total other income (expenses)	1,097,179	(1,821,479)	(160.2)%

Net Income (Loss)	$1,050,104	(1,871,640)	(156.1)%

During the three months ended March 31, 2010, our total other expenses decreased by 160.2% compared to the three months ended March 31, 2010. This was primarily due to decreases in interest/other expenses, and change in derivative liabilities of approximately 83.2%, and 1,250.6%, respectively. This decrease was also attributed to decreases in interest/other income and financing costs of 100.0%, and 94.9%, respectively, for the 1st quarter of 2010 compared to the same period in 2009.  Net loss decreased 156.1% primarily due to the 160.2% decrease in total other expenses.

Liquidity and Capital Resources

Our cash, accounts receivable, prepaid expenses, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2010, as compared to December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009

Cash	$474	$1,002
Net Assets of TrixMotive held for liquidation	70,496	70,496
Total current assets	70,970	71,498
Total assets	70,970	71,498
Total current liabilities	4,427,490	4,280,062
Total liabilities	13,018,557	14,091,612

Cash Requirements

Our cash obligations are anticipated to increase substantially over the next 12 months.  The cash would be utilized for operational expenses and general working capital as a result of continued sales growth, continued legal and professional fees. Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable.  At March 31, 2010, we had a working deficit of $4,356,520.

Operating activities:

Net cash used in operating activities from continuing operations was negative $7,822 for the three months ended March 31, 2010. This resulted primarily from a change in derivative liability of negative 1,254,413. An offset to this was the addition of net loss from discontinued operations, net of tax of $1,376 and a net income of $1,050,104. In addition the increase in accounts payable and accrued liabilities of $138,758 contributed. An additional offset was an adjustment in non-cash interest expense and financing costs of $56,353

        Investing activities:

Net cash used in investing activities from continuing operations was $zero for the three months ended March 31, 2010.

Financing activities:

Net cash provided by financing activities from continuing operations was $7,494 for the three months ended March 31, 2010, and resulted primarily from note payable proceeds of $7,494.

            Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability.  Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity.  During the first quarter of 2010 the company was focused on finishing its prototype bike and seeking new business opportunities.

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

Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment annually, and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At March 31, 2010, the Company had $zero loss on disposal of assets for continued operation for the year to date.

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

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer/ chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. The company has identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 1A.                      RISK FACTORS

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, there were no unregistered sales of equity securities by the Company during the three month period ended March 31, 2010.

For the first quarter of 2010, 52,711,020 shares of common stock were issued to AJW Offshore, LTD pursuant to Rule 144 for the conversion of $3,162.66 of convertible debt.

For the first quarter of 2010, 11,615,946 shares of common stock were issued to AJW Partners, LLC pursuant to Rule 144 for the conversion of $696.96 of convertible debt.

For the first quarter of 2010, 31,821,839 shares of common stock were issued to AJW Qualified Partners, LLC pursuant to Rule 144 for the conversion of $1,909.31 of convertible debt.

For the first quarter of 2010, 1,464,195 shares of common stock were issued to New Millennium Capital Partners II, LLC pursuant to Rule 144 for the conversion of $87.85 of convertible debt.

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

Dated: May 21, 2010                                                                                                MotivNation, Inc.

/s/ George Lefevre

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