Form 10-Q
period 2010-06-30
MotivNation, Inc.
filed 2010-10-19
CIK 1853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 15, 2010.

Common Stock, Par Value $0.001	572,036,064
[Missing Graphic Reference]	[Missing Graphic Reference]
Title of Class	Number of Shares Outstanding as of October 15, 2010

TABLE OF CONTENTS

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis or Plan of Operations	15
Quantitative and Qualitative Disclosures About Market Risk	21
Controls and Procedures	21
Part II	22
Legal Proceedings	22
Risk Factors	23
Unregistered Sales of Equity Securities and Use of Proceeds	23
Defaults Upon Securities	23
Submission to a Vote	23
Other Information	23
Exhibits and Reports	26
Signatures	27

Exhibits

Index to Exhibits	28
Exhibits	29

Except as otherwise noted in this report, “MotivNation,” the “Company,” “we,” “us” and “our” collectively refer to MotivNation, Inc.

MOTIVNATION, INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
	2010	2009
	(Unaudited)	(Audited) (As restated)
ASSETS
Current Assets
Cash	$ 2,473	$ 1,002
Net assets of TrixMotive held for liquidation	70,496	70,496
Total Current Assets	72,969	71,498

TOTAL ASSETS	$ 72,969	$ 71,498
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 15,654	$ 19,016
Accrued liabilities	1,214,115	945,542
Net liabilities of discontinued operations	59,849	57,162
Net liabilities of TrixMotive in liquidation	491,820	493,519
Convertible notes payable, current portion, net of unamortized discount	2,382,846	1,965,594
of $629,313 and $99,146 for 2010 and 2009, respectively
Short-term notes payable to related parties	209,626	209,626
Short-term notes payable, others	26,559	19,065
Total Current Liabilities	4,400,469	3,709,524
Long-Term Debt
Convertible notes payable, net of unamortized discount of $258,507 and	22,749	217,773
$997,155 for 2010 and 2009, respectively
Derivative liabilities	4,740,066	6,075,182
Total Long-Term Liabilities	4,762,815	6,292,955
Total Liabilities	9,163,284	10,002,479
Stockholders' Deficit
Series A Preferred Stock, $0.001 par value; 120,500 shares authorized,
issued and outstanding	121	121
Common Stock, $0.001 par value; 5,000,000,000 shares authorized;
issued and outstanding 2010 464,973,064 shares; 2009 243,729,466 shares	464,973	243,729
Paid-in Capital	2,352,266	2,543,651
Accumulated deficit	(11,907,675)	(12,718,482)
Total Stockholders' Deficit	(9,090,315)	(9,930,981)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 72,969	$ 71,498

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For Three Months ended		For Six Months Ended
	June 30		June 30,
	2010	2009	2010	2009
Operating Expenses:
Selling, general and administrative Expenses	$ 45,972	$ 45,969	$ 91,671	$ 92,571
Total Operating Expenses	45,972	45,969	91,671	92,571

Operating income (loss)	(45,972)	(45,969)	(91,671)	(92,571)

Other income(expenses)
Interest and other income	-	-	-	1
Change in derivative liabilities	106,133	4,891	1,360,546	(105,970)
Interest expense	(101,940)	(104,838)	(202,821)	(704,910)
Financing costs	(150,324)	(164,434)	(252,516)	(288,295)
Total other income(expenses)	(146,131)	(264,381)	905,209	(1,099,174)

Net income(loss) before state franchise tax	(192,103)	(310,350)	813,538	(1,191,745)

State franchise tax	-	-	-	2,400

Net income (loss) from continuing operations	(192,103)	(310,350)	813,538	(1,194,145)

Discontinued Operations
Net income (loss) from discontinued operations
(net of applicable taxes of $0 for 2010 and 2009)	(1,355)	(1,384)	(2,731)	(2,543)

Net income (loss)	$ (193,458)	$ (311,734)	$ 810,807	$ (1,196,688)

Net income(loss) from continuing operations per share-Basic and Diluted	$ (0.00)	$ (0.00)	$ 0.00	$ (0.02)
Net income (loss) per share-Basic and Diluted	$ (0.00)	$ (0.00)	$ 0.00	$ (0.02)
Weighted Average Number of Shares	392,502,865	141,209,124	340,868,175	134,433,507

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For six months ended June 30,	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income (loss)	$ 810,807	$(1,196,688)
Add: Net loss from discontinued operations, net of tax	2,731	2,543
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Noncash interest expense and financing costs	252,516	796,460
Change in derivative liabilities	(1,360,546)	105,970
Increase in:
Accounts payable and accrued liabilities	265,212	255,884
Net cash flows used in operating activities from continuing operations	(29,280)	(35,831)
CASH FLOW FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Decrease in cash in escrow	-	17,500
Net cash flows provided by investing activities from continuing operations	-	17,500
CASH FLOW FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from notes payable, others	7,494	8,000
Proceeds from convertible debt	25,000	-
Net cash flows provided by financing activities from continuing operations	32,494	8,000
NET CASH PROVIDED BY (USED IN)CONTINUING OPERATIONS	3,214	(10,331)
NET CASH USED IN DISCONTINUED OPERATIONS	(1,743)	(750)
NET INCREASE (DECREASE) IN CASH	1,471	(11,081)
CASH AT BEGINNING OF PERIOD	1,002	15,155
CASH AT END OF PERIOD	$ 2,473	$ 4,074
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash Investing and Financing Activities:
Conversion of notes payable	$ 11,293	$ 4,364
Transfer derivative liabilities to paid in capital due to debt conversion	$ 29,859	$ 8,693
Conversion of accrued interest into convertible debt	-	$ 223,763

See notes to interim unaudited consolidated financial statements

MOTIVNATION, INC.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

MotivNation (the “Company”) was incorporated on April 26, 1946, under the laws of the State of Idaho. In 2003, the Company merged into its wholly-owned Nevada subsidiary, and changed its corporate domicile from the State of Idaho to the State of Nevada. MotivNation, Inc. provides a range of services that cater to the custom automotive enthusiast.

In fourth quarter of 2007, the Company discontinued the customizing motorcycles business under the name Damon’s Motorcycle Creation (“Damon”).

On July 18, 2008, the Company’s principal operating wholly-owned subsidiary, TrixMotive, Inc. (“TrixMotive”), has filed protection under Chapter 7 of the United States Bankruptcy Court in the Central District of California. TrixMotive ceased operating as of its bankruptcy filing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three and six months ended June 30, 2010 may not be indicative of results for the year ending December 31, 2010 or any future periods.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of MotivNation, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions.  As the Company ceased the customizing motorcycles business in fourth quarter of 2007 and its wholly-owned subsidiary, TirxMotive, ceased operations effective as of the bankruptcy filing date, the accompanying financial statements have been retroactively adjusted to reflect the impact of the discontinuation of both businesses. The results of the customizing automobiles and motorcycles segments have been classified as discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2010 and 2009.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Notes Payable and Derivative Liabilities: The Company accounts for convertible notes payable and warrants in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivative and Hedgings. This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. FASB ASC 815 was also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity. The convertible notes payable were evaluated and determined not to be conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with the convertible notes payable were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and report dates. The Company considers them to be level 2 type instruments in accordance with FASB ASC 820-10 “Fair value Measurements and Disclosures” as the inputs needs to estimate their value are observable either directly or indirectly. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the three-year life of the debts using the effective interest method. The reporting date valuations were used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

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

New Accounting Pronouncements: In April 2009, the FASB issued three pronouncements: (i) FASB ASC 820, “Fair Value Measurement and Disclosure,” (ii) FASB ASC 825, “Financial Instruments,” and FASB ASC 270, “Interim Reporting,” and (iii) FASB ASC 320, “Debt and Equity Securities,” The pronouncements intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company’s operations and financial position for each of the pronouncements above have not been disclosed.

In June 2009, the FASB issued FASB ASC 105, “Generally Accepted Accounting principles”. FASB ASC 105 establishes the Accounting Standards Codification (Codification) which will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Under the Codification, all of its content will carry the same level of authority. FASB ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued FASB ASC 810, “Consolidation”.  The statement changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In June 2009, the FASB issued FASB ASC 860, “Transfers and Servicing.” The statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This new standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events.” The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new standard is effective for fiscal years or interim periods after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

Other recent accounting pronouncements issued by the FASB, the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred losses from continuing operations, net of a derivative gain of $1,375,028, totaling $495,908 for six months ended June 30, 2010 and has an accumulated deficit of $11,907,675 and a working capital deficit of $4,327,500 as of that date.

The application of the going concern concept is dependent upon the Company’s ability to receive continued financial support from its creditors, stockholders and external investors. In July 2008, the Company’s principal operating subsidiary ceased its operations and filed for Chapter 7 bankruptcy. Subsequently, the Company will continue to build its prototype bike and seeks for new business opportunities. The ability of the Company to continue as a going concern is dependent its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Accrued Liabilities
Accrued payroll and related taxes	$ 589,027	$ 514,028
Accrued interest	625,088	422,393
Others	-	9,121
Total accrued liabilities	$ 1,214,115	$ 945,542

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

Sale of $10,000 Convertible Debentures

On May 20, 2010, the Company sold in a private transaction an aggregate of $10,000 of convertible debentures (the “2010 Second Debentures”). The principal amount of the 2010 Second Debentures outstanding accrues interest at the rate of 12% per annum payable quarterly. The 2010 Second Debentures are convertible into shares of the Company’s common stock at 35% of the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date. The 2010 Second Debentures are repayable, principal and accrued interest, on May 20, 2013. The 2010 Second Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.9% of the Company’s outstanding common stock at the time of such conversion.

Sale of $15,000 Convertible Debentures

On April 19, 2010, the Company sold in a private transaction an aggregate of $15,000 of convertible debentures (the “2010 First Debentures”). The principal amount of the 2010 First Debentures outstanding accrues interest at the rate of 12% per annum payable quarterly. The 2010 Second Debentures are convertible into shares of the Company’s common stock at 35% of the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date. The 2010 First Debentures are repayable, principal and accrued interest, on April 19, 2013. The 2010 First Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.9% of the Company’s outstanding common stock at the time of such conversion.

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

Sale of $17,500 Convertible Debentures

On September 26, 2008, the Company sold in a private transaction an aggregate of $17,500 of convertible debentures (the “2008 Second Debentures”). The principal amount of the 2008 Second Debentures outstanding accrues interest at the rate of 12% (as amended) per annum payable quarterly. As amended on August 26, 2009, the 2008 Second Debentures are convertible into the Company stocks at 35% of the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date. The 2008 Second Debentures are repayable, principal and accrued interest, on September 26, 2011. The 2008 Second Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of the Company’s outstanding common stock at the time of such conversion.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

Sale of $100,000 Convertible Debentures

On April 22, 2008, the Company sold in a private transaction an aggregate of $100,000 of convertible debentures (the “2008 First Debentures”). The principal amount of the 2008 First Debentures outstanding accrues interest at the rate of 12% per annum (as amended) payable quarterly. As amended, the 2008 First Debentures are convertible into the Company stocks at 35% of the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date. The 2008 First Debentures are repayable, principal and accrued interest, on April 22, 2011. The 2008 First Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of the Company’s outstanding common stock at the time of such conversion.

In addition, purchasers of the 2008 First Debentures received warrants exercisable to purchase an aggregate of 10,000,000 shares of the Company’s common stock at an exercise price of $0.002 per share (the "2008 First Debenture Warrants"). The 2008 First Debenture Warrants shall have a seven year term from date of issuance and have a cashless exercise feature.

Sale of $175,000 Convertible Debentures

On November 16, 2007, the Company sold in a private transaction an aggregate of $175,000 of convertible debentures (the “2007 Debentures”). The principal amount of the 2007 Debentures outstanding accrues interest at the rate of 12% per annum (as amended) payable quarterly. As amended, he 2007 Debentures are convertible into the Company stocks at 35% of the average of the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date. The 2007 Debentures are repayable, principal and accrued interest, on November 16, 2010. The 2007 Debentures contain a provision that prohibits the holder from converting the debenture if such conversion would result in the holder owning more than 4.99% of the Company’s outstanding common stock at the time of such conversion.

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

Sale of $2,000,000 Convertible Debentures

On January 30, 2006, the Company completed the sale of $2 million aggregate principal amount of 12% (as amended) callable secured convertible notes (the “2005 Debentures”) due in 2009, and issued stock warrants to purchase up to 2.5 million shares of the Company’s common stock (the “2005 Debenture Warrants”).  Proceeds from the notes amounted to $1,903,500 after issuance costs, of which the first tranche of $300,000 (less issuance costs of $55,000 and $20,000 for prepaid officers’ life insurance) was received on November 30, 2005, the second tranche of $500,000 (less issuance costs of $6,000) was received on January 5, 2006, and the third and final tranche of $1,200,000 (less issuance costs of $15,500) was received on January 30, 2006. During the first six months of 2010, the Company has converted $11,293 principal amount into 221,243,605 shares of the Company’s common stock at the request of the note holders. During the first six months of 2009, the Company has converted $8,820 principal amount into 14,064,000 shares of the Company’s common stock.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

The Company also granted warrants to purchase 2,500,000 shares of common stock in connection with the financing. The warrants are exercisable at $1.50 per share for a period of five years, and were fully vested.

The Company filed a registration statement with the SEC on December 15, 2005 and amended the registration statement on December 30, 2005, with respect to the sale of the notes and common stock issuable upon the conversion of the notes. The issuance costs incurred in connection with the convertible notes are deferred and being amortized to interest expense over the life of each debenture tranche.

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

The Company is accounting for the conversion option in the debentures and the associated warrants as derivative liabilities in accordance with FASB ASC 815, “Derivative and Hedging.”  The Company attributed beneficial conversion features to the convertible debt using the Black-Scholes Option Pricing Model. The fair value of the conversion feature has been included as a discount to debt in the accompanying balance sheet up to the proceeds received from each tranche, with any excess charged to operations. The discount is being amortized over the life of each debenture tranche using the interest method.

The following tables describe the valuation of the conversion feature of each tranche of the convertible debenture, using the Black Scholes pricing model:

	11/30/05 Tranche	1/4/06 Tranche	1/30/06 Tranche	11/16/07 Tranche	1/31/08 Interest	4/22/08 Tranche
Approximate risk free rate	4.41%	4.28%	4.47%	3.30%	2.27%	2.43%
Average expected life	3 years	3 years	3 years	3 years	3 years	3 years
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility	356.33%	348.92%	342.77%	286.90%	289.55%	325.91%
Estimated fair value of conversion feature	$599,200	$998,346	$2,395,289	$346,977	$571,604	$249,283
Charged to debt discount	$299,200	$498,346	$1,195,289	$171,977	$283,430	$100,000
Charged to expense	$0	$0	$0	$0	$0	$49,283

	9/26/08 Tranche	12/1/08 Default Penalty	1/5/09 Default Penalty	1/31/09 Default Penalty	3/11/09 Interest	8/26/09 Tranche	4/19/10 Tranche	5/20/10 Tranche
Approximate risk free rate	2.38%	0..81%	0.4%	0.51%	1.16%	1.57%	1.59%	1.20%
Average expected life	3 years	1 year	1 year	1 year	3 years	3 years	3 years	3 years
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Volatility	355.73%	411.17%	439.15%	490.22%	520.73%	397.13%	216.60%	216.60%
Estimated fair value of conversion feature	$43,695	$121,197	$294,106	$712,826	$559,405	$42,843	$41,401	$27,594
Charged to debt discount	$17,500	$58,871	$144,106	$352,826	$223,763	$15,000	$15,000	$10,000
Charged to expense	$8,695	$0	$0	$0	$111,879	$12,843	$11,401	$7,594

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

The Company recorded the fair value of the conversion feature as a discount to the convertible debt in the accompanying balance sheet up to the amount of proceeds received from each tranche, with any excess charged to expense. Amortization expense related to the conversion feature discount for the three and six months ended June 30, 2010 was $131,329 and $233,482, respectively. Remaining unamortized discount as of June 30, 2010 was $887,820.

The warrants issued in lieu of the financing were recorded as derivative liabilities and valued using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.

	11/30/05 Tranche	1/4/06 Tranche	1/30/06 Tranche	11/16/07 Tranche	4/22/08 Tranche
Approximate risk free rate	4.42%	4.28%	4.46%	3.88%	3.29%
Average expected life	5 years	5 years	5 years	7 years	7 years
Dividend yield	0%	0%	0%	0%	0%
Volatility	356.33%	348.92%	342.77%	286.90%	325.91%
Number of warrants granted	375,000	625,000	1,500,000	15,000,000	10,000,000
Estimated fair value of total warrants granted	$299,975	$493,692	$1,184,815	$59,995	$15,000

In accordance with the FASB ASC 815, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of June 30, 2010 and December 31, 2009, the fair values of the conversion feature and the stock warrants aggregated to $4,740,066 and $6,075,182, respectively.  The Company recorded a gain of $1,360,546 for six months ended June 30, 2010, and a loss of $105,970 for six months ended June 30, 2009. This amount is recorded as “Change in Derivative Liabilities” a component of other income (expense) in the accompanying consolidated statement of operations.  If the debt is converted prior to maturity, the carrying value will be transferred to equity.

NOTE 6 – NOTE PAYABLE TO OTHERS

As of June 30, 2010, the Company has a note payable of $26,599 to a non-related party. There are no repayment terms or interest provisions on this loan.

NOTE 7 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	For three months ended		For six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) from continuing operations	$ (192,103)	$ (310,350)	$ 813,538	$ (1,194,145)
Net income (loss) from discontinued operations	$ (1,355)	$ (1,384)	$ (2,731)	$ (2,543)
Net income (loss)	$ (193,458)	$ (311,734)	$ 810,807	$ (1,196,688)
Denominator:
Weighted average number of shares outstanding	392,502,865	141,209,124	340,868,175	134,433,507
Net income (loss) per share from continuing operations	$ (0.00)	$ (0.00)	$ 0.00	$ (0.01)
- basic and diluted
Net loss per share from discontinued operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
- basic and diluted
Net income (loss) per share-basic and diluted	$ (0.00)	$ (0.00)	$ 0.00	$ (0.01)

As of June 30, 2010, the Company had 27.5 million out-of money stock warrants excluded from diluted net loss per share computations as their exercise prices are greater than the average quarterly market price. In accordance with FASB ASC 260, “Earnings Per Share”, the Company has excluded from the calculation of diluted net loss per share approximately 6,447 and 6,337 shares for the three and six months ended June 30, 2010, respectively, relating to its 10% related party convertible debt that are anti-dilutive.  As of that date, depending on the stock price on the conversion date, up to maximum of 110,403,963,018 shares, subject to certain adjustments, may be issued upon conversion of the 12% (as amended) Callable Secured Convertible Notes and 10% related party debt. For additional information, see “Note5 – Convertible Notes Payable and Derivative Liabilities” and “Note 11-Related Party Transactions.”

As of June 30, 2009, the Company had 27.5 million out-of money stock warrants excluded from diluted net loss per share computations as their exercise prices are greater than the average quarterly market price. In accordance with FASB ASC 260, “Earnings Per Share”, the Company has excluded from the calculation of diluted net loss per share approximately 6,002 and 6,002 shares for the three and six months ended June 30, 2009, respectively, relating to its 10% related party convertible debt that are anti-dilutive.  As of that date, depending on the stock price on the conversion date, up to maximum of 5,947,652,778 shares, subject to certain adjustments, may be issued upon conversion of the 12% (as amended)  Callable Secured Convertible Notes. For additional information, see “Note5 – Convertible Notes Payable and Derivative Liabilities” and “Note 11 – Related Party Transactions.”

NOTE 8 – DISCONTINUED OPERATIONS

In July 2008, the Company’s principal operating subsidiary, TrixMotive, Inc., has ceased operations and filed for Chapter 7 bankruptcy.  In addition, the Company has discontinued the customizing motorcycles business in the fourth quarter of 2007.

Pursuant to FASB ASC 360, “Property, Plant, and Equipment,” the accompanying consolidated financial statements have been retroactively adjusted to reflect the impact of the discontinuation of TrixMotive and the customizing motorcycles business. The net operating results, net assets and liabilities, and net cash flows of both businesses have been reported as “Discontinued Operations.”

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DISCONTINUED OPERATIONS (CONTINUED)

Following is summarized financial information for the discontinued operations:

	For three Months ended		For six Months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Customized Automobile	$ -	$ -	$ -	$ -
Customized Motorcycle	$ -	$ -	$ -	$ -
Total Revenues:	$ -	$ -	$ -	$ -

Net operating loss from discontinued operations:
Customized Automobile	$ (4)	$ (45)	$ (43)	$ (99)
Customized Motorcycle	$ (1,351)	$ (1,339)	$ (2,688)	$ (2,444)
Net operating loss from discontinued operations	$ (1,355)	$ (1,384)	$ (2,731)	$ (2,543)

Loss on disposal of assets:
Customized Automobile	$ -	$ -	$ -	$ -
Customized Motorcycle	$ -	$ -	$ -	$ -
Total loss on disposal of assets	$ -	$ -	$ -	$ -

Net Loss from Discontinued Operations	$ (1,355)	$ (1,384)	$ (2,731)	$ (2,543)
(Net of tax of $0 for 2010 and 2009)

Summarized cash flow information for the discontinued operations is as follows:

	June 30, 2010	December 31, 2009
NET LIABILITIES OF DISCONTINUED OPERATIONS:
Current Assets
Cash	$ (24)	$ (24)
Inventory	25,422	25,422
Net other assets	1,650	1,650
Current liabilities
Accounts payable	(22,055)	(22,055)
Accrued liabilities	(63,862)	(61,175)
Other liabilities	(980)	(980)
Net liabilities of discontinued operations	$ (59,849)	$ (57,162)

NOTE 8 – DISCONTINUED OPERATIONS (CONTINUED)

	June 30, 2010	December 31, 2009
NET ASSETS (LIABILITIES) IN LIQUIDATION:
Current Assets
Cash in Trustee	$ 70,457	$ 70,457
Net other assets	39	39
Current liabilities
Accounts payable	(132,455)	(134,154)
Accrued liabilities	(264,670)	(264,670)
Debt (a)	(94,695)	(94,695)
Net assets (liabilities) in liquidation	$ (421,324)	$ (423,023)

(a) Net of intercompany payable to parent of $1,425,307 and $1,425,107 as of June 30, 2010
And December 31, 2009, respectively.

	For the six months ended June 30,
	2010	2009
Net cash used in operating activities of discontinued operations	$ (1,743)	$ (750)
Net cash used by investing activities of discontinued operations	-	-
Net cash used by financing activities of discontinued operations	-	-

NET CASH USED IN DISCONTINUED OPERATIONS	$ (1,743)	$ (750)

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has short-term notes payable to an officer and a related party, aggregate of $299,236 including related accrued interest of $89,610 as of June 30, 2010. The notes carry interest at range of 8% to 10% per annum and are unsecured. A 10% penalty will be added annually until the note is paid in full.

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

Results of Operations

Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009

Revenues and Loss from Continuing and Discontinued Operations

Our operating expenses, other expenses, and net loss for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009 are as follows:

	3 Months Ended June 30, 2010	3 Months Ended June 30, 2009

Operating Expenses:
Selling, General and Administrative Expenses	$ 45,972	$ 45,969

Total Operating Income (Loss)	(45,972)	(45,969)

Total Other Income (Expenses)	(146,131)	(264,381)

State franchise tax	-	-

Net Income or (Loss) from Discontinued Operations	(1,355)	(1,384)

Net Income (Loss)	(193,458)	(311,734)

Operating expenses

Our selling, general and administrative expense consists primarily of corporate expenditures related to maintaining a public company, and any related spending and costs. The company’s major expenses increased by 5.7% for the second quarter of 2010 versus 2009. This primarily occurred from the increase in accounting expense of 100%. In addition increases in stock related and legal expense of approximately 28.8%, and 100% respectively. Additional contributions to the increase were in consulting and shipping/delivery expense of 100%, 66.1%, respectively. These were offset by decreases in rent, and utilities expense of 100%, and 83.1% for the second quarter of 2010 compared to 2009.  Total expenses were $45,972 for the second quarter of 2010, a 0% decrease compared to the second quarter of 2009.  The major expenses incurred during the six months ended June 30, 2010 and 2009 were:

The Major expenses incurred during the three months ended June 30, 2010 and 2009 were:

	3 Months Ended June 30, 2010	3 Months Ended June 30, 2009	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$(120)	$1,705	(107)%
Salary & Wages	37,500	37,500	0.0%
Accounting Fees	6,000	3,000	100%
Shipping and Delivery	165	99	66.1%
Utilities	280	370	(83.1)%
Consulting	600	0	100%
Legal	500	0	100%
Stock Related	1,018	790	28.8%

Total Major Expenses	45,943	43,465	5.7%

Total Operating Expenses	45,972	45,969	0.0%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the three months ended June 30, 2010 and 2009 are as follows:

	3 Months Ended June 30, 2010	3 Months Ended June 30, 2009	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	0	0	0%
Change in derivative liabilities	106,133	4,891	2,070%
Interest and other expenses	(101,940)	(104,838)	(2.8)%
Financing costs	(150,324)	(164,434)	(8.6)%
Total other income (expenses)	(146,131)	(264,381)	(44.7)%

Net Income (Loss)	$(193,458)	(311,734)	(37.9)%

During the three months ended June 30, 2010, our total other expenses decreased by 44.7% compared to the three months ended June 30, 2009. This was primarily due to decreases in interest/other expenses, and financing costs of approximately 2.8%, and 8.6%, respectively. This decrease was offset by an increase in change in derivative liabilities of 2,070%, for the 2nd quarter of 2010 compared to the same period in 2009.  Net loss decreased 37.9% primarily due to the 44.7% decrease in total other expenses.

Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009

Revenues and Loss from Continuing and Discontinued Operations

Our revenue, cost of revenue, selling, general and administrative expenses, and operating loss for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009 are as follows:

	6 Months Ended June 30, 2010	6 Months Ended June 30, 2009

Operating Expenses:
Selling, General and Administrative Expenses	$ 91,671	$ 92,571

Total Operating Expenses	91,671	92,571

Total Other Income (Expenses)	813,538	(1,194,145)

Provision for income taxes	0	2,400

Net Income or (Loss) from Discontinued Operations	(2,731)	(2,543)

Net Income Loss	810,807	(1,196,688)

Operating Expenses

Our selling, general and administrative expense consists primarily of corporate expenditures related to maintaining a public company, and any related spending and costs. The company’s major expenses increased by 4.8% for the second quarter of 2010 versus 2009. This primarily occurred from the increase in accounting expense of 200%. In addition increases in stock related and legal expense of approximately 20.3%, and 669.2% respectively. Additional contributions to the incr ease were in consulting and shipping/delivery expense of 100%, 157.1%, respectively. These were offset by decreases in rent, and utilities expense of 100%, and 42% for the second quarter of 2010 compared to 2009.  Total expenses were $91,671 for the second quarter of 2010, a 1.0% decrease compared to the second quarter of 2009.  The major expenses incurred during the six months ended June 30, 2010 and 2009 were:

	6 Months Ended June 30, 2010	6 Months Ended June 30, 2009	Percentage Change Increase (Decrease)

Major Expenses:
Rent	$(120)	$3,410	(103.5)%
Salary & Wages	75,000	75,000	0%
Accounting Fees	9,000	3,000	200%
Consulting	600	0	100%
Shipping and Delivery	397	154	157.1%
Legal	500	65	669.2%
Stock Related	3,430	2,852	20.3%
Utilities	307	529	(42.0)%

Total Major Expenses	89,114	85,011	4.8%

Total Expenses	91,671	92,571	(1.0)%

Other Income and Expenses and Net Loss

Our other income and expenses and net loss for the six months ended June 30, 2010 and 2009 are as follows:

	6 Months Ended June 30, 2010	6 Months Ended June 30, 2009	Percentage Change Increase (Decrease)
Other income (expenses)

Interest and other income	0	1	(100)%
Change in derivative liabilities	1,360,546	(105,970)	(1,383.9)%
Interest and other expenses	(202,821)	(704,910)	(71.2)%
Financing costs	(252,516)	(1,099,174)	(12.4)%
Total other income (expenses)	905,209	(1,099,174)	(182.4)%

Net Loss from Continuing Operations	$810,807	(1,196,688)	(167.8)%

During the six months ended June 30, 2010, our total other expenses decreased by 182.4% compared to the six months ended June 30, 2009. This was primarily due to decreases in financing costs and interest/other expenses of approximately 12.4% and 71.2% respectively. In addition there was a decrease in change in derivative liabilities and interest and other income of 1,383.9%, and 100% respectively for the second quarter of 2010 compared to the same period in 2009. Net loss decreased 167.8% primarily due to the 182.4% decrease in total other expenses.

Liquidity and Capital Resources

Our cash, accounts receivable, prepaid expenses, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2010, as compared to December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009

Cash	$2,473	$1,002
Net Assets of TrixMotive held for liquidation	70,496	70,496
Total current assets	72,969	71,498
Total assets	72,969	71,498
Total current liabilities	4,400,469	3,709,524
Total liabilities	9,163,284	10,002,479

Cash Requirements

Our cash obligations are anticipated to increase substantially over the next 12 months.  The cash would be utilized for operational expenses and general working capital as a result of continued sales growth, continued legal and professional fees. Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing, as well as increased in timing of payments for accounts payable.  At June 30, 2010, we had a working deficit of $4,327,500.

Operating activities:

Net cash used in operating activities from continuing operations was negative $29,280 for the six months ended June 30, 2010. This resulted primarily from a change in derivative liability of negative 1,360,546. An offset to this was the addition of net loss from discontinued operations, net of tax of $2,731 and a net income of $810,807. In addition the increase in accounts payable and accrued liabilities of $265,212 contributed. An additional offset was an adjustment in non-cash interest expense and financing costs of $252,516.

Investing activities:

Net cash used in investing activities from continuing operations was $zero for the three months ended June 30, 2010.

Financing activities:

Net cash provided by financing activities from continuing operations was $32,495 for the three months ended June 30, 2010, and resulted primarily from note payable proceeds of $7,494, and proceeds from convertible debt of $25,000.

            Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability.  Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity.  During the second quarter of 2010 the company was focused on seeking new business opportunities.

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

Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets for impairment annually, and whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2010, the Company had $zero loss on disposal of assets for continued operation for the year to date.

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

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer/ chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. The company has identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 1A.                      RISK FACTORS

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, there were no unregistered sales of equity securities by the Company during the six month period ended June 30, 2010.

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

For the second quarter of 2010, 66,760,525 shares of common stock were issued to AJW Offshore, LTD pursuant to Rule 144 for the conversion of $2,935.63 of convertible debt.

For the second quarter of 2010, 14,712,046 shares of common stock were issued to AJW Partners, LLC pursuant to Rule 144 for the conversion of $646.93 of convertible debt.

For the second quarter of 2010, 40,303,575 shares of common stock were issued to AJW Qualified Partners, LLC pursuant to Rule 144 for the conversion of $1,772.25 of convertible debt.

For the second quarter of 2010, 1,854,459 shares of common stock were issued to New Millennium Capital Partners II, LLC pursuant to Rule 144 for the conversion of $81.55 of convertible debt.

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

On August 26, 2009, MotivNation, Inc. amended the Applicable Percentage and Interest Rate (as defined in the Notes) of all Notes, which are convertible into shares of the Company’s common stock, par value $.001 per share (the “Common Stock”), ever issued by the Company to the following investors: New Millennium Capital Partners, LLC, New Millennium Capital Partners II, LLC, New Millennium Capital Partners III, LLC, AJW Master Fund II Ltd., AJW Master Fund Ltd., AJW Partners II, LLC, AJW Partners, LLC, AJW Qualified Partners, AJW Offshore. The Applicable Percentage (as defined in each of the Notes) for all notes shall be 35%.The Interest Rate (as defined in each of the Notes) shall be 12%.

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

On April 19, 2010, MotivNation, Inc. issued convertible notes for Gross proceeds of $15,000 to the following: New Millennium Capital Partners III, LLC, AJW Master Fund II Ltd., AJW Master Fund Ltd., AJW Partners II, LLC, AJW Partners, LLC.

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

Dated: October 18, 2010                                                                                                MotivNation, Inc.

             /s/ George R. Lefevre CEO
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
29 30 31 32